Form 10-Q
period 2000-09-30
MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY LP
filed 2000-11-14
CIK 1097396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to________________

Commission File No. 0-31563

       MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-4084211
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212) 392-5454



(Former name, former address, and former fiscal year, if changed since last report)



Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No___________


       MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                     September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition September 30, 2000
     (Unaudited)............................................... 2

     Statement of Operations for the Quarter Ended
     September 30, 2000 (Unaudited)............................ 3

     Statement of Changes in Partners' Capital for the
             Quarter      Ended      September      30,      2000
     (Unaudited)..............4

     Statement of Cash Flows for the Quarter Ended
     September 30, 2000 (Unaudited).............................5

     Notes to Financial Statements (Unaudited)...............6-16

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......17-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.........................................21-29


Part II. OTHER INFORMATION

Item 1. Legal Proceedings...................................30-31

Item 2. Changes in Securities and Use of Proceeds..............32

Item 5. Other Information...................................32-33

Item 6. Exhibits and Reports on Form 8-K...................... 34



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
                STATEMENT OF FINANCIAL CONDITION

                                    September 30,
                                                             2000
$
                                      (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               10,743,691

    Net    unrealized    loss   on   open   contracts    (MS&Co.)
(297,862)

        Total Trading Equity                      10,445,829
 Subscriptions receivable                       1,049,717
  Interest receivable (DWR)                            38,103

      Total Assets                      11,533,649


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued brokerage fee (DWR)                             39,385
               Accrued               management               fee
29,826
        Redemptions       payable                          17,541
Accrued incentive fee                    2,306

      Total Liabilities                 89,058

Partners' Capital

 Limited Partners (968,307.069 Units)9,914,835
 General Partner (149,399.702 Units)   1,529,756

 Total Partners' Capital          11,444,591

 Total Liabilities and Partners' Capital  11,533,649


NET ASSET VALUE PER UNIT               10.24


          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)


                              For the Quarter Ended
                                September 30, 2000


REVENUES
 Trading profit:
    Realized                          634,889
    Net change in unrealized      (297,862)

      Total Trading Results         337,027

    Interest Income (DWR)              85,942

      Total Revenues                  422,969

EXPENSES

       Brokerage      fee      (DWR)                       98,240
Management            fee                                  74,586
Incentive fee                        34,639

      Total Expenses                207,465

NET INCOME                          215,504


NET INCOME ALLOCATION

        Limited       Partners                            180,393
General Partner                      35,111


NET INCOME PER UNIT

        Limited       Partners                               0.24
General Partner                          0.24









          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                      For the Quarter Ended
                       September 30, 2000
                          (Unaudited)




Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total


Partners' Capital,
  Initial Offering   633,154.332  $4,886,898  $1,444,645    $6,33
1,543

Offering of Units     486,265.430  4,865,085    50,0004,915,085
Net                                                        Income
-                                    180,393    35,111   215,504

Redemptions           (1,712.991)    (17,541)_____-___        (17
,541)

Partners' Capital,
  September 30, 2000 1,117,706.771$9,914,835 $1,529,756 $11,444,5

91
























           The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)




                              For the Quarter Ended
                                September 30, 2000




CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                         215,504
        Noncash item included in net income:
      Net change in unrealized        297,862

 Increase in operating assets:
   Interest receivable (DWR)      (38,103)
 Increase in operating liabilities:
    Accrued brokerage fee (DWR)       39,385
   Accrued management fee             29,826
   Accrued incentive fee               2,306

 Net cash provided by operating activities   546,780

CASH FLOWS FROM FINANCING ACTIVITIES

 Initial offering                   6,331,543
              Offering              of             Units4,915,085
Increase       in       subscriptions       receivable(1,049,717)
Increase           in          redemptions          payable17,541
Redemptions of Units                                 (17,541)

 Net cash provided by financing activities  10,196,911

 Net increase in cash              10,743,691

 Balance at beginning of period _______-___

 Balance at end of period        10,743,691






          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Morgan  Stanley  Dean  Witter  Spectrum  Currency  L.P.  (the

"Partnership").



1. Organization

Morgan  Stanley Dean Witter Spectrum Currency L.P. is a  Delaware

limited  partnership organized to engage primarily in speculative trading  of  futures,  options and forward  contracts  in  global

currency   markets   (collectively,  "futures  interests").   The

Partnership   commenced  operations  on  July   3,   2000.    The

Partnership  is  one of the Morgan Stanley Dean  Witter  Spectrum

Series  of  funds, comprised of the Partnership,  Morgan  Stanley

Dean  Witter Spectrum Commodity L.P., Morgan Stanley Dean  Witter

Spectrum  Global  Balanced  L.P.,  Morgan  Stanley  Dean   Witter

Spectrum   Select  L.P.,  Morgan  Stanley  Dean  Witter  Spectrum

Strategic  L.P. and Morgan Stanley Dean Witter Spectrum Technical

L.P.  (collectively, the "Spectrum Series").   The  Partnership's

general  partner  is Demeter Management Corporation  ("Demeter").

The  non-clearing commodity broker is Dean Witter  Reynolds  Inc.

("DWR").  Morgan Stanley &

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Co.,  Inc.  ("MS  & Co.") and Morgan Stanley & Co.  International

Limited ("MSIL") provide clearing and execution services.



Demeter, MS & Co., MSIL and DWR are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW").  The trading advisors to  the Partnership are John W. Henry & Company, Inc. ("JWH") and

Sunrise  Capital  Partners,  LLC ("Sunrise")  (collectively,  the

"Trading Advisors").



Demeter  is  required to maintain a 1% minimum  interest  in  the equity  of  the  Partnership and income (losses)  are  shared  by

Demeter  and  the Limited Partners based upon their  proportional ownership interests.



Use  of  Estimates  - The financial statements  are  prepared  in accordance with accounting principles generally accepted  in  the

United  States  of  America  which  require  management  to  make estimates and assumptions that affect the reported amounts in the

financial   statements   and  related  disclosures.    Management

believes  that the estimates utilized in the preparation  of  the financial statements are prudent and reasonable.  Actual  results could differ from those estimates.

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Revenue  Recognition  - Futures interests  are  open  commitments until  settlement  date.  They are valued at market  on  a  daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profits (losses) on open contracts  from  one  period to the  next  in  the  statement  of

operations.   Monthly, DWR pays the Partnership  interest  income

based  upon  80%  of the month's average daily Net  Assets.   The

interest rate used is equal to a prevailing rate on U.S. Treasury bills.  For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but  not actually received.



Net  Income  (Loss)  per Unit - Net income  (loss)  per  unit  of limited  partnership interest ("Unit(s)") is computed  using  the weighted average number of Units outstanding during the period.



Equity  in Futures Interests Trading Accounts - The Partnership's

asset  "Equity in futures interests trading accounts,"  reflected in  the statement of financial condition consists of (A) cash  on deposit  with  DWR, MS & Co. and MSIL to be used  as  margin  for trading;  (B)  net unrealized gains or losses on open  contracts,

which  are  valued  at market and calculated  as  the  difference between original contract value and market value, and (C) net

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


option  premiums,  which represent the net  of  all  monies  paid and/or received for such option premiums.



The  Partnership, in the normal course of business,  enters  into various  contracts with MS & Co. and MSIL acting as its commodity

brokers.   Pursuant to brokerage agreements with  MS  &  Co.  and

MSIL, to the extent that such trading results in unrealized gains or  losses, the amounts are offset and reported on a net basis in the Partnership's statement of financial condition.



The  Partnership has offset the fair value amounts recognized for

forward   contracts  executed  with  the  same  counterparty   as

allowable under terms of the master netting agreement with  MS  &

Co.,  the  counterparty on such contracts.  The  Partnership  has consistently applied its right to offset.



Brokerage   and  Related  Transaction  Fees  and  Costs   -   The

Partnership  pays a flat-rate monthly brokerage fee  of  1/12  of

4.60% of the Partnership's Net Assets as of the first day of each month  (a  4.60%  annual  rate). Such fee  covers  all  brokerage

commissions,   transaction   fees   and   costs   and    ordinary

administrative and continuing offering expenses.

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Operating  Expenses - The Partnership incurs a monthly management fee  and  may  incur an incentive fee.  All common administrative and  continuing  offering  expenses  including  legal,  auditing,

accounting, filing fees and other related expenses are  borne  by

DWR through the brokerage fees paid by the Partnership.



Income Taxes - No provision for income taxes has been made in the accompanying  financial statements, as partners are  individually responsible  for  reporting  income  or  loss  based  upon  their respective  share of the Partnership's revenues and expenses  for income tax purposes.



Distributions - Distributions, other than redemptions  of  Units,

are  made  on a pro-rata basis at the sole discretion of Demeter.

No distributions have been made to date.



Continuing Offering - Units of the Partnership are offered  at  a price  equal to 100% of the Net Asset Value per Unit  as  of  the

close  of  business  on the last day of each month.   No  selling

commissions  or  charges  related to the continuing  offering  of

Units  will  be paid by the Limited Partners of the  Partnership.

DWR will pay all such costs.

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Redemptions  - Limited Partners may redeem some or all  of  their

Units  at 100% of the Net Asset Value per Unit as of the  end  of

the  last day of any month that is at least six months after  the closing  at which a person becomes a Limited Partner,  upon  five business days advance notice by redemption form to Demeter.



Thereafter,  Units redeemed on or prior to the last  day  of  the twelfth month after such Units were purchased will be subject  to a  redemption charge equal to 2% of the Net Asset Value of a Unit on  the  date of such redemption.  Units redeemed after the  last day  of the twelfth month and on or prior to the last day of  the twenty-fourth month after which such Units were purchased will be subject to a redemption charge equal to 1% of the Net Asset Value of  a  Unit on the date of such redemption.  Units redeemed after the  last  day of the twenty-fourth month after which such  Units

were  purchased will not be subject to a redemption charge.   The

foregoing  redemption charges will be paid to  DWR.   Redemptions

must  be  made in whole Units, in a minimum amount of  50  Units,

unless  a Limited Partner is redeeming his entire interest  in  a

Partnership.



Exchanges - On the last day of the first month which occurs  more than six months after a person first becomes a Limited Partner in the Partnership, and at the end of each month thereafter, Limited

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Partners  may  exchange their investment among  the  Partnerships

(subject   to  certain  restrictions  outlined  in  the   Limited

Partnership Agreement) without paying additional charges.



Dissolution  of the Partnership - The Partnership will  terminate on  December 31, 2035 regardless of financial condition  at  such time,  or at an earlier date under certain conditions as  defined in the Partnership's Limited Partnership Agreement.



2.  Related Party Transactions

The  Partnership's cash is on deposit with DWR, MS & Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on a prevailing rate  on U.S. Treasury bills. The Partnership pays brokerage fees to DWR.



3.  Trading Advisors

Compensation to the Trading Advisors by the Partnership  consists of a management fee and an incentive fee as follows:



Management  Fee  -  The Partnership pays the Trading  Advisors  a monthly management fee accrued at a rate of 1/12 of 4% of Net

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Assets  allocated to JWH on the first day of each month and  1/12 of 3% of Net Assets allocated to Sunrise on the first day of each month (annual rates of 4% and 3%, respectively).



Incentive  Fee  -  The Partnership pays the  Trading  Advisors  a monthly  incentive  fee  equal to  15%  of  the  trading  profits experienced with respect to each Trading Advisor's allocated  Net

Assets  as  of  the end of each month.  Trading profits  for  the

Partnerships represent the amount by which profits from  futures,

forwards  and  options trading exceed losses after brokerage  and management fees are deducted.  When trading losses are  incurred,

no  incentive fees are paid in subsequent months until  all  such losses are recovered.  Cumulative trading losses are adjusted  on a pro-rata basis for the net amount of each month's subscriptions and redemptions.



4.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

global   currency   markets.   Futures  and  forwards   represent

contracts  for delayed delivery of an instrument at  a  specified date  and price.  Risk arises from changes in the value of  these contracts  and  the  potential  inability  of  counterparties  to perform under the

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


terms  of  the contracts.  There are numerous factors  which  may significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



The  net  unrealized  loss on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statement  of  financial condition and totaled  $297,862  at

September 30, 2000.



The  $297,862 net unrealized loss on open contracts at  September

30,  2000  was  related to off-exchange-traded  forward  currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at September 30, 2000 mature through December 2000.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statement of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Exchange-traded futures and futures-styled options contracts  are marked  to  market  on  a daily basis, with variations  in  value settled on a daily basis.  Each of DWR, MS & Co. and MSIL,  as  a futures commission merchant for the Partnership's exchange-traded futures  and  futures-styled  options  contracts,  are  required,

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  loss on all open futures contracts, which  funds,  in

the  aggregate, totaled $10,743,691 at September 30, 2000.   With

respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net unrealized  loss  on open forward contracts be  segregated.  With respect  to those off-exchange-traded forward currency contracts,

the  Partnership is at risk to the ability of MS & Co., the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

Partnership  has  a  netting  agreement  with  MS  &  Co.    This

agreement, which seeks to reduce both the Partnership's and MS  &

Co.'s   exposure   on  off-exchange-  traded   forward   currency

contracts, should materially decrease the

        MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




Partnership's  credit risk in the event of MS & Co.'s  bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established for  each  Trading

Advisor,  which assets are used as margin to engage  in  trading.

The  assets are held in either non-interest bearing bank accounts or  in  securities  and instruments permitted  by  the  CFTC  for

investment   of  customer  segregated  or  secured  funds.    The

Partnership's assets held by the commodity brokers may be used as

margin   solely  for  the  Partnership's  trading.    Since   the

Partnership's sole purpose is to trade in futures, forwards,  and options it is expected that the Partnership will continue to  own such liquid assets for margin purposes.



The  Partnership's investment in futures, forwards,  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no

trading.   These market conditions could prevent the  Partnership

from  promptly  liquidating its futures contracts and  result  in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources. The Partnership does not have, or  expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  Units in the future will affect the amount  of  funds available  for  investment  in futures  interests  in  subsequent

periods.   It  is  not  possible  to  estimate  the  amount,  and

therefore, the impact of future redemptions of Units.



Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors
and the ability of each Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of the Partnership's operations for the quarter from July 3, 2000

(commencement of operations) to September 30, 2000 and a  general discussion of its trading activities.  It is important  to  note,

however,  that the Trading Advisors trade in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Advisors  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisors'  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended September 30, 2000

For the period from July 3, 2000 (commencement of operations)  to

September  30,  2000,  the  Partnership  recorded  total  trading revenues  including  interest income of $422,969  and  posted  an increase in Net Asset Value per Unit.  The most significant gains of  approximately 1.5% were recorded primarily during  July  from short  British pound positions as the value of the pound weakened relative  to  the  U.S. dollar after June data  showed  Britain's manufacturing  sector grew at its slowest rate since  June  1999.

Additional profits of approximately 1.2% were recorded primarily during August from short euro positions as the value of the

European  common  currency weakened versus the  U.S.  dollar  and other  major currencies amid a cooling economy in Europe  and  in the  wake of the European Central Bank decision to raise interest

rates.    During  August  and  September,  additional  gains   of

approximately 1.1% were experienced from short New Zealand dollar positions as its value dropped relative to the U.S. dollar  on  a worse-than-expected  contraction in New  Zealand  gross  domestic

product.    Additional  gains  of  approximately  0.9%   resulted

primarily  during July from short positions in the Thai  baht  as

its  value  weakened  versus the U.S. dollar.   Short  Thai  baht

positions were also profitable during September as its value fell

sharply  versus  the  U.S.  dollar  on  investor  concerns   over

political  developments  in  Indonesia.   A  portion  of  overall

Partnership  gains  was  offset by losses of  approximately  1.3%

recorded   primarily  during  August  from  short  Japanese   yen

positions  as the value of the yen strengthened versus  the  U.S.

dollar  following comments by a senior Japanese official  stating that  the  Bank  of Japan could raise interest rates  further  by

December.   Long  Japanese yen positions incurred  losses  during

September as the yen's value weakened against the U.S. dollar  on warnings  that  the  Japanese economy may shrink  in  the  fourth

quarter  because  of  lethargic  consumer  spending.   Additional

losses  of  approximately 1.0% were recorded from long Australian dollar positions as its value declined versus the U.S. dollar during August on weakness in the euro and fading Australian interest  rate expectations.  Total expenses for the period  from

July  3, 2000 (commencement of operations) to September 30,  2000 were $207,465, resulting in net income of $215,504.  The value of a  Unit  increased  from $10.00 at July 3, 2000 (commencement  of operations) to $10.24 at September 30, 2000.



Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.

The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.


Quantifying the Partnership's Trading Value at Risk

The    following    quantitative   disclosures   regarding    the

Partnership's  market  risk  exposures  contain  "forward-looking statements"  within  the meaning of the safe  harbor  from  civil liability  provided for such statements by the Private Securities

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act  of  1934). All quantitative disclosures in this section  are deemed to be forward-looking statements for purposes of the  safe harbor, except for statements of historical fact.

The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits and losses on open positions of exchange  traded-

futures interests are settled daily through variation margin.



The  Partnership's risk exposure in the market sectors traded  by the Trading Advisors is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign exchange rates, and correlation among these variables.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic reporting purposes only and is not utilized by either

Demeter  or  the Trading Advisors in their daily risk  management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of September 30, 2000. As  of

September  30,  2000, the Partnership's total capitalization  was approximately $11 million.


     Primary Market              September 30, 2000
     Risk Category                 Value at Risk

     Currency                 (2.85)%


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes  the face value of the market sector instruments  held  by

the   Partnership   to  typically  be  many   times   the   total

capitalization   of   the  Partnership.    The   value   of   the

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR  table above, as well as the past performance of the Partnership,  gives no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

    changes in portfolio value in response to market movements may differ from those of the VaR model;
    VaR results reflect past trading positions while future risk depends on future positions;

     VaR using a one-day time horizon does not fully capture the market  risk of positions that cannot be liquidated  or  hedged within one day; and

     the  historical  market  risk  factor  data  used  for  VaR estimation  may provide only limited insight into  losses  that could be incurred under certain unusual market movements.



The VaR table above presents the results of the Partnership's VaR for its market risk exposure at September 30, 2000. Since VaR  is based  on historical data, VaR should not be viewed as predictive of  the Partnership's future financial performance or its ability to  manage or monitor risk.  There can be no assurance  that  the

Partnership's actual losses on a particular day will  not  exceed the  VaR  amounts  indicated above or that such losses  will  not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not  needed for margin.  The Partnership did  not  have

foreign  currency balances at September 30, 2000.   At  September

30,  2000 the Partnership's cash balance at DWR was approximately

94%  of  its  total  Net  Asset Value.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.

Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

Partnership   manages  its  primary  market  risk   exposures   -

constitute  forward-looking  statements  within  the  meaning  of

Section  27A  of  the  Securities Act  and  Section  21E  of  the

Securities  Exchange Act.  The Partnership's primary market  risk exposures  as  well  as the strategies used and  to  be  used  by

Demeter and the Trading Advisors for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  was  the primary trading  risk  exposure  of  the

Partnership  as  of  September 30, 2000.  It may  be  anticipated however, that market exposure will vary materially over time.



Currency.  The  Partnership's currency exposure at September  30,

2000  was  to  exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of

currencies.   For  the third quarter of 2000,  the  Partnership's

major exposures were in outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These

other  currencies  include major and minor  currencies.   Demeter

does  not  anticipate that the risk profile of the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Advisors, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially the same manner in all market categories traded.



Demeter  attempts  to manage market exposure by diversifying  the

Partnership's  assets among different Trading Advisors,  each  of whose  strategies focus on different market sectors  and  trading

approaches,  and  monitoring  the  performance  of  the   Trading

Advisors  daily.   In  addition, the Trading  Advisors  establish

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management Inc.  ("DWFCM"),  MSDW,  certain limited  partnership  commodity pools of  which  Demeter  is  the general  partner (all such parties referred to hereafter  as  the

"Morgan   Stanley  Dean  Witter  Parties")  and  certain  trading

advisors to those pools.  On June 16, 1997, the plaintiffs in the above  actions filed a consolidated amended complaint,  alleging,

among  other things, that the defendants committed fraud, deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various  limited  partnership  commodity  pools.  The  complaints sought  unspecified amounts of compensatory and punitive  damages

and  other  relief.   The court entered an  order  denying  class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.

Similar  purported class actions were also filed on September  18 and  20, 1996, in the Supreme Court of the State of New York, New

York  County, and on November 14, 1996 in the Superior  Court  of

the  State  of  Delaware, New Castle County, against  the  Morgan

Stanley  Dean  Witter  Parties and certain  trading  advisors  on

behalf   of  all  purchasers  of  interests  in  various  limited

partnership  commodity  pools sold by  DWR.  A  consolidated  and amended  complaint in the action pending in the Supreme Court  of the State of New York was filed on August 13, 1997, alleging that the  defendants  committed fraud, breach of fiduciary  duty,  and negligent  misrepresentation in the sale  and  operation  of  the various  limited  partnership  commodity  pools.  The  complaints sought  unspecified amounts of compensatory and punitive  damages

and  other  relief.   On December 16, 1997, upon  motion  of  the

plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.  The New

York  Supreme  Court  dismissed the New York action  in  November

1998,  but granted plaintiffs leave to file an amended complaint,

which  they did in early December 1998.  The defendants  filed  a motion  to  dismiss  the  amended  complaint  with  prejudice  on

February  1, 1999. By decision dated December 21, 1999,  the  New

York  Supreme Court dismissed the case with prejudice.   However,

in the New York State class action, plaintiffs appealed the trial court's dismissal of their case on March 3, 2000.

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

The  Partnership  registered  12,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

March 6, 2000 (the "Registration Statement") (SEC File Number 333-

90483).  As part of the Spectrum Series, Units of the Partnership are  sold monthly on a continuous basis at a price equal to  100%

of  the Net Asset Value per Unit at the close of business on  the last day of each month.



The managing underwriter for the Partnership is DWR.



Through  September  30, 2000, 1,107,484.530 total  Units  of  the

Partnership have been sold, leaving 10,892,515.470 Units  unsold.

The  aggregate price of Units sold through September 30, 2000 was

$10,844,742.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership  for  use in accordance  with  the  "Use  of

Proceeds" section of the prospectus included as part of the above referenced Registration Statement.



Item 5.   OTHER INFORMATION

The management fee paid by the Partnership will be reduced from a

4%  to a 2% annual rate in the case of assets managed by JWH  and from a 3% to a 2% annual rate in the case of assets managed by

Sunrise.   Additionally, the monthly incentive fee  paid  by  the

Partnership to each Trading Advisor will be changed from  15%  to

20%  of Partnership's trading profits, as determined from the end

of  the  last  period in which an incentive fee was  earned.   No

incentive  fee  will  be paid to a Trading  Advisor  unless  that

Trading Advisor recoups all prior trading losses on its allocated assets  and  has again achieved net new high trading profits  for the period.

Item 6.   Exhibits and Reports on Form 8-K

(A)   Exhibits

3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of March 6, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 9, 2000.

3.02  Certificate of Limited Partnership, dated October 20, 1999,
     is   incorporated  by  reference  to  Exhibit  3.02  of  the
     Partnership's Registration Statement on Form S-1 (File No.  333-
     90485)    filed    with   the   Securities   and    Exchange
     Commission on November 5, 1999.

10.01 Management   Agreement   among  the  Partnership,   Demeter
      Management  Corporation, and John W. Henry & Company,  Inc.
      dated as of March 6, 2000.

10.02       Management  Agreement among the Partnership,  Demeter
     Management Corporation, and Sunrise Capital Management,     Inc.,
     dated as of March 6, 2000.

10.03       Form of Subscription and Exchange Agreement and Power
     of     Attorney to be executed by each purchaser of Units is
     incorporated by reference to Exhibit B of the Partnership's Prospectus, dated March 6, 2000, filed with the Securities and
     Exchange Commission pursuant to Rule 424(b)(3) under     the
     Securities Act of 1933, as amended, on March 9, 2000.
10.04      Form of Subscription Agreement Update Form to be
executed   by each purchaser of Units is incorporated by
reference to  Exhibit C of the Partnership's Prospectus, dated
March 6,   2000, filed with the Securities and Exchange
Commission     pursuant to Rule 424(b)(3) under the Securities
Act of      1933, as amended, on March 9, 2000.

10.05 Amended and Restated Escrow Agreement among the Partnership, Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Technical L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Commodity L.P., Demeter Management Corporation, Dean Witter Reynolds Inc., and The Chase Manhattan Bank, the escrow agent, dated as of March 10, 2000.

 (B)  Reports on Form 8-K. - None.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         Morgan Stanley Dean Witter Spectrum
                          Currency Fund L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2000       By:/s/Raymond E. Koch_____________________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.