Form 10-K
period 2000-12-31
MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY LP
filed 2001-03-28
CIK 1097396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For          the          transition         period          from
________________to___________________
Commission File Number 0-31563

       MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.

(Exact name of registrant as specified in its Limited Partnership
                           Agreement)

             DELAWARE                                  13-4084211
(State  or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation                   or                  organization)
Identification No.)

c/o Demeter Management Corporation
Two   World   Trade  Center,  -  62nd  Flr.,   New   York,   N.Y.
10048             (Address   of   principal  executive   offices)
(Zip Code)


Registrant's telephone number, including area code          (212)
392-5454

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name  of   each
exchange
Title  of  each class                                   on  which
registered
          None                                       None

Securities registered pursuant to Section 12(g) of the Act:

             Units of Limited Partnership Interest

                        (Title of Class)

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $13,840,627 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

     MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000


Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1
Part I .

  Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . .
 . 2-6

  Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . .
 . . 6

   Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . .
 .  6-7

   Item  4.  Submission of Matters to a Vote of Security Holders.
 . ...7

Part II.

   Item  5.                                        Market for the
Registrant's Partnership Units
           and Related Security Holder Matters . . . . . . . .  .
 . 8-9

   Item  6. Selected Financial Data . . . . . . . . . . . . . . .
 . . 10

   Item   7.                                         Management's
Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
11-20

  Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
20-30

  Item  8. Financial Statements and Supplementary Data. . . . . .
 . .30

   Item  9.                                        Changes in and
Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .30
Part III.

   Item 10.                                        Directors  and
Executive Officers of the Registrant . .  31-35

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 . .35

     Item   12.                                          Security
Ownership of Certain Beneficial Owners
           and Management. .  . . . . . . . . . . . . . . . . . .
 . .36

   Item 13. Certain Relationships and Related Transactions  . . .
 .36-37

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . . . . .
 . .38

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                  Part of Form l0-
K


   Partnership's Prospectus dated
   March 6, 2000                                        I

   Partnership's Supplement to
   the Prospectus dated June 22, 2000                   I


   Annual Report to Morgan Stanley
   Dean Witter Spectrum Series Limited
    Partners for the year ended December 31, 2000    II, III  and
IV

                             PART I

Item 1.  BUSINESS

(a)  General Development of Business. Morgan Stanley Dean  Witter

Spectrum Currency L.P. (the "Partnership") is a Delaware  limited partnership  organized  to engage primarily  in  the  speculative trading  of  futures  options  and forward  contracts  in  global currency markets.  The Partnership commenced operations  on  July

3,  2000.   The  Partnership is one of the  Morgan  Stanley  Dean

Witter  Spectrum  Series of funds, comprised of the  Partnership,

Morgan  Stanley  Dean  Witter  Spectrum  Commodity  L.P.,  Morgan

Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley

Dean  Witter Spectrum Strategic L.P.,  Morgan Stanley Dean Witter

Spectrum  Select  L.P.  and Morgan Stanley Dean  Witter  Spectrum

Technical L.P. (collectively, the "Spectrum Series").



The   general   partner   is   Demeter   Management   Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds,  Inc.  ("DWR").   The clearing  commodity  brokers  are

Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley

&  Co. International Limited ("MSIL") which provide clearing  and

execution services.   Demeter, DWR, MS & Co. and MSIL are wholly-

owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

The trading advisors
to  the Partnership are John W. Henry & Company, Inc. ("JWH") and

Sunrise  Capital  Partners,  LLC ("Sunrise")  (collectively,  the

"Trading Advisors").



The   Partnership   registered  12,000,000   Units   of   limited

partnership   interest  ("Units")  pursuant  to  a   Registration

Statement  on Form S-1 (SEC File Number 333-90483), which  became effective on March 6, 2000 (the "Registration Statement").



The managing underwriter for the Spectrum Series is DWR.



Units  of the Partnership were offered initially at $10 per  Unit from  March  6,  2000 through June 30, 2000 for issuance  at  the initial  closing  which was held on June 30, 2000  (the  "Initial

Closing").



Units  which  remain  unsold following the  Initial  Closing  are available for sale at monthly closings held as of the last day of

each   month  (a  "Monthly  Closing")  during  the  Partnership's continuing offering of Units ("Continuing Offering").  Since  the

Partnership may register additional Units for sale, there  is  no maximum aggregate amount of contributions that may be received by the Partnership.  During the Continuing Offering, Units of the

Partnership  are  offered  for sale  at  Monthly  Closings  at  a purchase price equal to 100% of the net asset value per  Unit  as of the last day of each month.



The  Partnership's net asset value per Unit at December 31,  2000 was  $11.17, representing an increase of 11.70 percent  from  the net  asset value per Unit of $10.00 on July 3, 2000 (commencement

of   operations).   For  a  more  detailed  description  of   the

Partnership's business see subparagraph (c).



(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures,   forwards,   and  options.   The   relevant   financial

information is presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business  of  speculative  trading  of  futures,  forwards,   and

options, pursuant to trading instructions provided by the Trading

Advisors.  For a detailed description of the different facets  of

the   Partnership's   business,  see  those   portions   of   the

Partnership's prospectus, dated March 6, 2000, (the "Prospectus")

and the Partnership's supplement to the Prospectus dated June 22,

2000 (the "Supplement") incorporated by reference in this Form 10-

K,
set forth below.

  Facets of Business

    1. Summary                   1.  "Summary" (Pages 1-8 of
                                      the Prospectus and Page
                                      S-2 of the Supplement).

    2. Futures, Options, and     2.  "The Futures, Options, and
       Forwards Markets               Forwards Markets" (Pages
                                      86-90 of the Prospectus).

    3. Partnership's Trading     3.  "Use of Proceeds (Pages
       Arrangements and               20-22 of the Prospectus).
       Policies                      "The Trading Advisors"
                                      (Pages 40-65 of the
                                       Prospectus and Pages  S-12
to S-19 of the Supplement).

       4.  Management of the Part-  4. "The Trading Advisors -
                           nership      The Management Agree-
                                      ments" (Page 40 of the
                                           Prospectus),      "The
General Partner" (Pages                            35-39  of  the
Prospectus,
                                      and Pages S-10 to S-11 of
                                      the Supplement), "The Com-
                                      modity Brokers" (Pages
                                      68-69 of the Prospectus
                                      and Pages S-19 to S-20
                                      of the Supplement), "The
                                      Limited Partnership
                                     Agreements"(Pages 70-
                                     73 of the Prospectus).

     5.     Taxation  of the Partner-  5.      "Material  Federal
     Income                              ship's Limited  Partners
     Tax    Considerations"  and                      "State  and
     Local                       Income                       Tax
     Aspects" (Pages 79-85 of
                                      the Prospectus).

(d)  Financial Information about Geographic Areas.

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are the contracting party and trades in futures, forwards,

and options on foreign exchanges.



Item 2.  PROPERTIES

The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.



Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter, MSDW, certain limited partnership commodity pools of which Demeter is the general partner and certain trading advisors to  those  pools.  A consolidated and amended  complaint  in  the action pending in the Supreme Court of the State of New York  was filed  on August 13, 1997, alleging that the defendants committed fraud,  breach of fiduciary duty, and negligent misrepresentation in  the  sale  and  operation of the various limited  partnership commodity  pools.  The complaints sought unspecified  amounts  of compensatory and punitive damages and other relief.  The New York

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in  early December 1998.  The defendants filed a  motion  to dismiss the amended complaint with prejudice on February 1, 1999.

By  decision dated December 21, 1999, the New York Supreme  Court dismissed  the  case with prejudice. However, on March  3,  2000,

plaintiffs appealed the trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED
         SECURITY HOLDER MATTERS


(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 1,260.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it commenced trading operations on July 3, 2000.  Demeter  has  sole discretion to decide what distributions, if any, shall be made to investors  in the Partnership. Demeter currently does not  intend to make any distribution of Partnership profits.



(d) Use of Proceeds

The  Partnership  registered  12,000,000  Units  pursuant  to   a

Registration  Statement on From S-1 (SEC file Number  333-90483),

which   became   effective  on  March  6,  2000.   The   managing

underwriter for the Partnership is DWR.  The offering  originally commenced  on  March 6, 2000 with 633,154.332 Units sold  through

June 30, 2000.

The  aggregate  price  of  the  offering  amount  registered  was

$6,331,543  (based upon the initial offering price of $10.00  per

Unit)  for  the  Initial Closing on June 30, 2000  (the  "Initial

Offering").   After  the  Initial Offering,  Units  are  sold  at

Monthly Closings at a price equal to 100% of the net asset  value per  Unit  as  of the close of business on the last day  of  each month.



Through December 31, 2000, 1,460,031.957 Units were sold, leaving

10,539,968.043 Units unsold at December 31, 2000.  The  aggregate

price   of   the  Units  sold  through  December  31,  2000   was

$15,168,701.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership  for  use in accordance  with  the  "Use  of

Proceeds" section of the Prospectus and the Supplement.

Item 6.  SELECTED FINANCIAL DATA (in dollars)






                                                 For the Period from
                              July 3, 2000
                            (commencement of
                             operations) to
                            December 31, 2000


Total Revenues
(including interest)                           1,918,231


Net Income                                     1,308,544


Net Income
Per Unit (Limited
& General Partners)                       1.17


Total Assets                         18,056,724


Total Limited
Partners' Capital                              13,988,414


Net Asset Value Per
Unit                                             11.17




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MISL as clearing  brokers  in separate futures, forwards, and options accounts established  for each  Trading Advisor, which assets are used as margin to  engage in  trading.  The  assets are held in either non-interest-bearing bank  accounts or in securities and instruments permitted by  the

Commodity  Futures Trading Commission ("CFTC") for investment  of customer  segregated or secured funds.  The Partnership's  assets held  by  the commodity brokers may be used as margin solely  for the  Partnership's trading.  Since the Partnership's sole purpose is  to  trade  in futures, forwards, and options, it is  expected that the Partnership will continue to own such liquid assets  for margin purposes.



The  Partnership's investment in futures, forwards,  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken
nor liquidated unless traders are willing to effect trades at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no

trading.   These market conditions could prevent the  Partnership

from  promptly  liquidating its futures or options contracts  and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.  Either  of these  market  conditions  could result in restrictions on redemptions.



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  Units in the future will affect the amount  of  funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions.



Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  period  ended December 31, 2000 and a general discussion  of its  trading  activities during that period.  It is important  to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Advisors  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisors'  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.




At  December  31,  2000,  the  Partnership's  total  capital  was

$15,707,232,  an  increase of $9,375,689 from  the  Partnership's total  capital  of  $6,331,543 at July 3, 2000  (commencement  of operations). For the period from July 3, 2000 (commencement of operations) to December 31, 2000, the Partnership generated net income  of $1,308,544, total subscriptions aggregated $16,713,346 and total redemptions aggregated $2,314,658.



For the period from July 3, 2000 (commencement of operations)  to

December  31,  2000,  the  Partnership  recorded  total   trading

revenues, including interest income, of $1,918,231 and posted  an increase in net asset value per Unit.  The most significant gains of  approximately 7.6% were recorded primarily during August  and

October from short positions in the euro and Swiss franc  as  the value of these European currencies weakened relative to the  U.S.

dollar  amid continued skepticism regarding the European economy.

Additional  gains  were  recorded  during  December   from   long

positions in the euro and Swiss franc as their respective  values reversed  upward  versus  the U.S. dollar  as  a  result  of  new confidence  in  the  European economy and an  overall  skepticism

regarding   the  U.S.  economy.   During  December,  profits   of

approximately  3.7%  were recorded from short  positions  in  the

Japanese  yen as the value of the yen declined versus most  major currencies on further signs of weakness in the Japanese  economy.

Gains  of approximately 2.8% were also recorded primarily  during

October  and November from short South African rand positions  as its  value  weakened  versus the U.S.  dollar,  while  moving  in sympathy with other emerging market currencies. A portion of the Partnership's overall gains was partially offset by losses of approximately 1.2% recorded primarily during October and November from  long  British pound positions as its value weakened  versus the  U.S.  dollar on disappointing economic data out of the  U.K.

Additional  losses  were  recorded  during  December  from  short positions  in the British pound as its value strengthened  versus the  U.S.  dollar  on  fresh evidence that the  U.S.  economy  is cooling  down.  Total expenses for the period from July  3,  2000

(commencement of operations) to December 31, 2000 were  $609,687,

resulting in net income of $1,308,544.  The net asset value of  a

Unit  increased  from  $10.00 at July 3,  2000  (commencement  of operations) to $11.17 at December 31, 2000.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures, forwards, and  options

markets.   For  a  further description of 2000  trading  results,

refer  to  the letter to the Limited Partners in the accompanying

Annual Report to Limited Partners for the year ended December 31,

2000, which is incorporated by reference to Exhibit 13.01 of this

Form  10-K.   The  Partnership's gains and losses  are  allocated

among its partners for income tax purposes.

Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  global  currency markets.  In entering into these  contracts,

the Partnership is subject to the market risk that such contracts may  be  significantly influenced by market conditions,  such  as interest rate volatility, resulting in such contracts being  less

valuable.   If  the  markets  should  move  against  all  of  the

positions  held by the Partnership at the same time, and  if  the

Trading  Advisors  were  unable  to  offset  positions   of   the

Partnership,  the Partnership could lose all of  its  assets  and investors would realize a 100% loss.



In  addition  to  the  Trading Advisors' internal  controls,  the

Trading  Advisors must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The  Trading  Advisors  and  Demeter  monitor  the  Partnership's

trading   activities  to  ensure  compliance  with  the   trading

policies.   Demeter  may require the Trading Advisors  to  modify

positions of the Partnership if Demeter believes they violate the

Partnership's trading policies.

In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations  to  the  Partnership. The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by  one  of its  members  or  one  of  its member's customers,  which  should

significantly   reduce  this  credit  risk.    For   example,   a

clearinghouse  may cover a default by drawing upon  a  defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus  capital and other available assets of the  exchange  and clearinghouse,  or  assessing its members.  In  cases  where  the

Partnership   trades  off-exchange  forward  contracts   with   a

counterparty, the sole recourse of the Partnership  will  be  the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether  a  commodity broker has any obligation  to  protect  its customers  from loss in the event of an exchange or clearinghouse

defaulting  on  trades effected for the broker's customers.   Any

such  obligation on the part of a broker appears even less  clear where the default occurs in a non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential  net  credit exposure to each exchange  by  adding  the unrealized  trading  gains  on that  exchange,  if  any,  to  the

Partnership's margin liability thereon.

Second,  the Partnership's trading policies limit the  amount  of its net assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted

to  only  a small percentage of its total net assets.   On  those

relatively few occasions where the Partnership's credit  exposure may climb above such level, Demeter deals with the situation on a case  by  case  basis, carefully weighing whether  the  increased level  of credit exposure remains appropriate.  Material  changes to  the  trading policies may be made only with the prior written approval  of the limited partners owning more than 50%  of  Units then outstanding.



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together

with  DWR, have determined to be creditworthy.    The Partnership

presently deals with MS & Co. as the sole counterparty on forward contracts.

See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of futures, forwards, and options.  The market-sensitive instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures,  forwards, and options traded  by  the  Partnership involve  varying degrees of related market risk.  Market risk  is often  dependent  upon  changes in the  level  or  volatility  of

interest   rates,  exchange  rates,  and  prices   of   financial

instruments and commodities.  Fluctuations in market  risk  based upon  these factors result in frequent changes in the fair  value of  the  Partnership's open positions, and, consequently, in  its earnings and cash flow.

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act of 1934). All
quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures, forwards, and options are settled daily  through variation margin.



The  Partnership's risk exposure in the market sector  traded  by the Trading Advisors is estimated below in terms of Value at Risk

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

VaR  model  include equity and commodity prices, interest  rates,

foreign exchange rates, and correlation
among  these  variables. The hypothetical  changes  in  portfolio value  are  based  on daily percentage changes  observed  in  key market indices or other market factors ("market risk factors") to which  the  portfolio  is  sensitive. The historical  observation period of the Partnership's VaR is approximately four years.  The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets

by  primary  market  risk  category at  December  31,  2000.   At

December  31,  2000,  the Partnership's total capitalization  was approximately $16 million.

     Primary Market       December 31, 2000
     Risk Category         Value at Risk

     Currency                  (2.12)%


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31, 2000 only  and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures,  forwards,  and options,  the  composition of its trading  portfolio  can  change significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.



The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of  total net assets for the two quarterly  reporting periods from July 3, 2000 through December 31, 2000.

Primary Market Risk Category     High      Low      Average

Currency                         (2.85)%  (2.12)%    (2.49)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  the  Partnership's market risk exposure and on an  aggregate basis  at  December 31, 2000 and for the end of the two quarterly reporting  periods during the year 2000.  Since VaR is  based  on historical  data, VaR should not be viewed as predictive  of  the

Partnership's  future financial performance  or  its  ability  to manage  or  monitor  risk.  There can be no  assurance  that  the

Partnership's actual losses on a particular day will  not  exceed the  VaR  amounts  indicated above or that such losses  will  not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  92%  of  its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management  income. This cash flow risk is not considered  to  be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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

Demeter and the Trading Advisors for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such strategies.  Government interventions,
defaults  and expropriations, illiquid markets, the emergence  of dominant  fundamental  factors, political upheavals,  changes  in

historical   price  relationships,  an  influx  of   new   market

participants,  increased regulation and many other factors  could result  in material losses as well as in material changes to  the

risk  exposures  and  the  risk  management  strategies  of   the

Partnership.   Investors  must  be  prepared  to  lose   all   or

substantially all of their investment in the Partnership.



The  following  was  the primary trading  risk  exposure  of  the

Partnership  as  of  December 31, 2000.  It  may  be  anticipated however, that market exposure will vary materially over time.



Currency.   The Partnership's currency exposure at  December  31,

2000  was  to  exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of

currencies.   For  the fourth quarter of 2000, the  Partnership's

major exposures were to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These

other  currencies  include major and minor  currencies.   Demeter

does not anticipate that the risk profile of the Partnership's currency sector will change significantly in

the  future.   The  currency trading VaR figure includes  foreign

margin  amounts  converted into U.S. dollars with an  incremental adjustment  to  reflect the exchange rate risk  inherent  to  the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

At  December  31,  2000  there was no non-trading  risk  exposure because  the  Partnership  did  not  have  any  foreign  currency balances.


Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Advisors, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts to manage the market exposure  by  diversifying the  Partnership's assets among different Trading Advisors,  each of whose strategies focus on different market sectors and trading

approaches,  and  monitoring  the  performance  of  the   Trading

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



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary data specified by Item 302 of Regulation S-K:


            Summary of Quarterly Results (Unaudited)

                                                        Net
Income
                                                  Per Unit
Quarter                             Net                of Limited
Ended                Revenue            Income     Partnership
Interest

2000
September 30    $  422,969      $  215,504          $0.24
December 31          $1,495,262      $1,093,040          $0.93

Total                $1,918,231      $1,308,544          $1.17


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There  are no directors or executive officers of the Partnership.

The Partnership is managed by Demeter.


Directors and Officers of the General Partner

The directors and executive officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is also a Director of DWFCM.  Mr. Merin was appointed the Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

December  1998 and the President and Chief Executive  Officer  of

Morgan  Stanley Dean Witter Advisors in February  1998.   He  has

been  an Executive Vice President of DWR since 1990, during which time  he  has  been  Director of DWR's Taxable Fixed  Income  and

Futures  divisions,  Managing Director in Corporate  Finance  and

Corporate  Treasurer.  Mr. Merin received his  Bachelor's  degree from  Trinity  College in Connecticut and his  M.B.A.  degree  in

Finance  and  Accounting  from the  Kellogg  Graduate  School  of

Management of Northwestern University in 1977.



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

Siniscalchi  joined DWR in July 1984 as a First  Vice  President,

Director  of  General  Accounting and served  as  a  Senior  Vice

President  and  Controller for DWR's Securities Division  through

1997.   He is currently Executive Vice President and Director  of

the  Operations Division of DWR. From February 1980 to July 1984,

Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors.

Mr. Oelsner joined DWR in 1981 as a Managing Director in DWR's Investment Banking Department specializing in coverage of  regulated industries and, subsequently, served as head of the

DWR  Retail  Products Group.  Prior to joining DWR,  Mr.  Oelsner held positions at The First Boston Corporation as a member of the

Research  and Investment Banking Departments from 1967  to  1981.

Mr.  Oelsner  received his M.B.A. in Finance  from  the  Columbia

University  Graduate School of Business in 1966 and  an  A.B.  in

Politics from Princeton University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He has been at DWR since August 1984 where he is presently Senior

Vice  President and head of Branch Futures.  Mr. Beech began  his career  at  the Chicago Mercantile Exchange, where he became  the

Chief Agricultural Economist doing market analysis, marketing and compliance.  Prior to joining DWR, Mr. Beech also had  worked  at two  investment  banking firms in operations,  research,  managed futures and sales management.



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

Administration  for Morgan Stanley Dean Witter  Asset  Management

and  has worked at DWR or its affiliates since July 1982, serving in both financial and administrative capacities.  From August

1994  to  January 1999, he worked in two separate DWR affiliates,

Discover   Financial   Services  and   Novus   Financial   Corp.,

culminating  as Senior Vice President.  Mr. Harris  received  his

B.A.  degree  from Boston College and his M.B.A. in finance  from the University of Chicago.



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.




Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



All of the foregoing directors have indefinite terms.



Item 11.  EXECUTIVE COMPENSATION

The  Partnership has no directors and executive officers.   As  a

limited  partnership, the business of the Partnership is  managed by  Demeter, which is responsible for the administration  of  the business  affairs of the Partnership but receives no compensation for such services.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)   Security  Ownership  of  Certain  Beneficial  Owners  -  At

December  31, 2000, the beneficial owners of more than 5  percent of outstanding Units are listed below:

                 Name and address            Units of
Title  of  Class   of  beneficial owner     beneficial  ownership

Percent of Class

     Units           Keystone  District       *107,779.767  Units
7.66%
                  Council of Carpenters
                  Pension Fund
                  524 S. 22nd St.
                  Harrisburg, PA
                  17104-2403

     Units           Demeter  Management       153,905.792  Units
10.94%
                  Corporation
                  2 World Trade Center
                  62nd Floor
                  New York, NY 10048


*We  have not been advised that the beneficial ownership of these

Units  were  acquired  with  intent of  changing  or  influencing control.



(b)   Security  Ownership of Management - At December  31,  2000,

Demeter  owned 153,905.792 Units of General Partnership  Interest representing a 10.94 percent interest in the Partnership.



(c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Note 2 - "Related Party Transactions" of "Notes to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity broker, MS  &

Co.  received commodity brokerage fees of $249,571 for  the  year ended December 31, 2000.

                             PART IV

Item  14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  2000,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

  - Report of Deloitte & Touche LLP, independent auditors, for the period from July 3, 2000 (commencement of operations) to December 31, 2000.

  -    Statement of Financial Condition as of December 31, 2000.

  -    Statement of Operations, Changes in Partners' Capital, and
     Cash Flows for the period from July 3, 2000 (commencement of operations) to December 31, 2000.

-         Notes to Financial Statements.

With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8 and 13, the Annual  Report to  Limited Partners for the year ended December 31, 2000, is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules

No  financial statement schedules are required to be  filed  with this report.

(b)  Reports on Form 8-K

No  reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.



(c)  Exhibits

Refer to Exhibit Index on Page E-1 to E-2.

                           SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MORGAN   STANLEY   DEAN
                         WITTER SPECTRUM CURRENCY L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 27, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/   Robert E. Murray                             March 27, 2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

    /s/    Mitchell M. Merin                           March 27, 2001
           Mitchell M. Merin, Director

    /s/   Joseph G. Siniscalchi                        March 27, 2001
          Joseph G. Siniscalchi, Director

    /s/   Edward C. Oelsner III                        March 27, 2001
          Edward C. Oelsner III, Director

     /s/    Richard A. Beech                                 March 27,
2001
           Richard A. Beech, Director

    /s/    Raymond A. Harris                           March 27, 2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                           March 27, 2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                              March 27, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX

ITEM


3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of March 6, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 9, 2000.

3.02 Certificate of Limited Partnership, dated October 20, 1999, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-90485) filed with the Securities and Exchange Commission on November 5, 1999.

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

10.04 Form of Subscription Agreement Update Form to b executed by each purchaser of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 12933, as amended, on March 9, 2000.

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

10.09 Amended and Restated Customer Agreement between the Registrant and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's Registration Statement on Form S-1 (File No. 333-90485) filed with the SEC on March 14, 2001.

10.10 Customer Agreement among the Registrant, Morgan Stanley & Co. Incorporated, and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.10 of the Partnership's Registration Statement on Form S-1 (File No. 333-90485) filed with the SEC on March 14, 2001.

10.11 Form  of  Foreign  Exchange  and Options  Master  Agreement
      between the Registrant and Morgan Stanley & Co. Incorporated is incorporated by reference to Exhibit 10.11 of the Partnership's Registration Statement on Form S-1 (File No. 333-90485) filed with the SEC on March 14, 2001.

10.12 Amendment to Management Agreement, dated as of November 30, 2000, among the Registrant, John W. Henry & Company, Inc., and Demeter Management Corporation is incorporated by reference to the Partnership's Form 8-K (File No. 0-31563), filed with the SEC on January 3, 2001.

10.13 Amendment to Management Agreement, dated as of November 30, 2000, among the Registrant, Sunrise Capital Management, Inc., and Demeter Management Corporation is incorporated by reference to the Partnership's Form 8-K (File No. 0-31563), filed with the SEC on January 3, 2001.

13.01      Annual  Report to Limited Partners for the year  ended
      December 31, 2000 is filed herewith.

               Morgan Stanley Dean Witter
                     Spectrum Series





[GRAPHIC]

   December 31, 2000
   Annual Report









   MORGAN STANLEY DEAN WITTER

Morgan Stanley Dean Witter Spectrum Series
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for each Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Funds
-----
Spectrum
Commodity
           Year Return
           ---- ------
           1998 -34.3%
           1999  15.8%
           2000   3.2%

     Inception-to-Date Return:  -21.5%
     Annualized Return:          -7.8%

-------------------------------------------------------------------------------

Spectrum
Currency
          Year            Return
          ----            ------
          2000 (6 months) 11.7%

     Inception-to-Date Return:  11.7%

-------------------------------------------------------------------------------

Spectrum Global Balanced
  Year             Return Year Return
  ----             ------ ---- ------
  1994 (2 months)  -1.7%  1998 16.4%
  1995             22.8%  1999  0.7%
  1996             -3.6%  2000  0.9%
  1997             18.2%

     Inception-to-Date Return:  62.6%
     Annualized Return:          8.2%

-------------------------------------------------------------------------------

Spectrum Select
 Year             Return Year Return
 ----             ------ ---- ------
 1991 (5 months)   31.2% 1996  5.3%
 1992             -14.4% 1997  6.2%
 1993              41.6% 1998 14.2%
 1994              -5.1% 1999 -7.6%
 1995              23.6% 2000  7.1%

     Inception-to-Date Return:  135.7%
     Annualized Return:           9.5%

-------------------------------------------------------------------------------

Spectrum Strategic
 Year             Return Year Return
 ----             ------ ---- ------
 1994 (2 months)   0.1%  1998   7.8%
 1995             10.5%  1999  37.2%
 1996             -3.5%  2000 -33.1%
 1997              0.4%

     Inception-to-Date Return:  6.1%
     Annualized Return:         1.0%

-------------------------------------------------------------------------------

Spectrum Technical
 Year             Return Year Return
 ----             ------ ---- ------
 1994 (2 months)  -2.2%  1998 10.2%
 1995             17.6%  1999 -7.5%
 1996             18.3%  2000  7.8%
 1997              7.5%

     Inception-to-Date Return:  60.8%
     Annualized Return:          8.0%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Morgan Stanley Dean Witter Spectrum Series
Annual Report
2000

Dear Limited Partner:

This marks the seventh annual report for Morgan Stanley Dean Witter Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical, the tenth annual report for Morgan Stanley Dean Witter Spectrum Select and the third annual report for Morgan Stanley Dean Witter Spectrum Commodity. It also marks the first annual report for Spectrum Currency, which began trading on July 3, 2000 with a Net Asset Value per Unit of $10.00. The Net Asset Value per Unit for each of the six Morgan Stanley Dean Witter Spectrum Funds as of December 31, 2000 was as follows:

         Funds            N.A.V. % change for year
         -----            ------ -----------------
Spectrum Commodity        $ 7.85        3.2%
Spectrum Currency         $11.17       11.7%
Spectrum Global Balanced  $16.26        0.9%
Spectrum Select           $23.57        7.1%
Spectrum Strategic        $10.61      -33.1%
Spectrum Technical        $16.08        7.8%

Spectrum Commodity

The Fund recorded profits primarily in the energy markets from long positions in natural gas futures as prices increased amid ongoing supply concerns and increased demand. Additional gains were recorded from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Losses were recorded in the Fund primarily in the metals markets from long silver futures positions as silver prices declined throughout a majority of the year on technically-based fac-tors.

Spectrum Currency

The Fund produced gains primarily from short positions in the euro and Japa-nese yen as their respective values weakened relative to the U.S. dollar amid continued skepticism regarding the European economy and on further signs of weakness in the Japanese economy. Ad-ditional gains were recorded from short South African rand positions as its value weakened later in the year versus the U.S. dollar while moving in sympa-thy with other emerging market currencies. These gains were partially offset by losses experienced late in the year from long British pound positions as its value weakened versus the U.S. dollar on disappointing economic data out of the U.K. Losses were also recorded from short positions in the British pound during December as its value strengthened versus the U.S. dollar on fresh evidence that the U.S. economy is cooling down.

Spectrum Global Balanced

The Fund recorded gains primarily in the global interest rate futures markets from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and on fears of an economic slowdown. Profits were also recorded in the energy markets from long positions in natural gas and crude oil futures as prices increased amid ongoing supply concerns and in-creased demand. A portion of the Fund's overall gains for the year was offset by losses experienced in the global stock index futures component from long positions in Nikkei Index futures as Japanese equity prices declined due pri-marily to the weakness in most global technology issues and economic uncer-tainty in Japan.

Spectrum Select

The Fund recorded gains primarily in the global interest rate futures markets from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and on fears of an economic slowdown. Profits were also recorded in the energy markets from long positions in natural gas and crude oil futures as prices increased amid ongoing supply concerns and in-creased demand. Additional gains were generated in the currency markets from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar during a majority of the year amid skepticism about Europe's economic outlook. These gains were partially offset by losses recorded primarily in the global stock index futures markets from trading in U.S. stock indices as domestic equity prices moved erratically due to jitters in the tech-nology sector, a worrisome spike in oil prices and ongoing concerns regarding the U.S. economy.

Spectrum Strategic

Spectrum Strategic experienced losses in every sector except energies, with the majority of them occurring in stock indices, metals, soft commodities and currencies. The primary reason behind the losses, as well as the gains, lies in the unique trading philosophy of Spectrum Strategic. Specifically, the man-agers in the Fund analyze markets from a fundamental or discretionary perspec-tive. As such, the Fund will do well when the views the managers have taken and the subsequent positions they have established are consistent with future market movements. While this has occurred in the past (e.g., the Fund was up 37.2% in 1999), this year, however, the markets moved in a pattern that was generally not consistent with the views held by the Fund's money managers and, as a result, produced disappointing performance.

A significant percentage of Spectrum Strategic's losses this year occurred during the first four months largely due to views that anticipated falling eq-uity prices and rising coffee and base metals prices. In light of these views, short positions were established in U.S. stock index futures and long posi-tions in base metals and coffee futures. However, prices in these markets moved in an opposite direction to the positions held (U.S. stock prices moved higher, while base metal and coffee prices moved lower), and losses were in-curred. Additionally, losses were experienced during the latter half of 2000 in lumber futures as a bullish forecast resulted in long positions being es-tablished. However, as the economic outlook became more pessimistic and weather became a factor, that market fell in value, thereby producing losses. In currency trading, losses were experienced early in the second quarter from long positions in the Japanese yen, as the value of the yen weakened versus the U.S. dollar during April following the Bank of Japan's surprise yen-sell-ing intervention on April 3, and from short positions in the yen during June as the yen strengthened versus the dollar due to the perception that U.S. in-terest rates had topped out. Transactions involving the euro were also unprof-itable for the Fund during the year from long positions during January, July and August as the value of the European common currency weakened versus the U.S. dollar amid concerns regarding a cooling European economy. Further losses were incurred in September from newly established short positions in the European common currency as its value re-versed sharply and suddenly higher versus the dollar due to a coordinated in-tervention to support the euro on September 22.

In contrast to the views held about the markets that experienced difficulty during 2000, the views held about energies resulted in gains being generated in that sector. Specifically, prior to June 2000 the Fund was positioned for a bullish price move in the energy markets, particularly in crude oil, and as a result profited from long positions in these products as oil prices reached 10-year highs. In addition, long positions in natural gas futures also proved profitable for the Fund during the year, specifically in the first, second and fourth quarters, as natural gas prices climbed sharply higher, peaking in De-cember at an all-time high due to supply and demand concerns.

Spectrum Technical

The Fund recorded profits primarily in the energy markets from long positions in natural gas futures as prices increased amid ongoing supply concerns and increased demand. Additional gains were recorded from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Losses incurred in the metals mar-kets from gold futures positions, as gold prices increased early in the year and then reversed lower during the second half of the year, offset a portion of the overall Fund gains.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, N.Y. 10048 or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.


    Sincerely,

    /s/ Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Morgan Stanley Dean Witter Spectrum Series
Independent Auditors' Report

To the Limited Partners and the General Partner of
Morgan Stanley Dean Witter Spectrum Commodity L.P.
(formerly, Morgan Stanley Tangible Asset Fund L.P.)
Morgan Stanley Dean Witter Spectrum Currency L.P.
Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
Morgan Stanley Dean Witter Spectrum Select L.P.
Morgan Stanley Dean Witter Spectrum Strategic L.P.
Morgan Stanley Dean Witter Spectrum Technical L.P.:

We have audited the accompanying statements of financial condition of Morgan Stanley Dean Witter Spectrum Currency L.P. ("Spectrum Currency") as of Decem-ber 31, 2000 and of Morgan Stanley Dean Witter Spectrum Commodity L.P. (for-merly Morgan Stanley Tangible Asset Fund L.P.) ("Spectrum Commodity"), Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., and Morgan Stanley Dean Witter Spectrum Technical L.P. (collectively, the "Part-nerships") as of December 31, 2000 and 1999, and the related statements of op-erations, changes in partners' capital, and cash flows for the period from July 3, 2000 (commencement of operations) to December 31, 2000 for Spectrum Currency, for the period from January 2, 1998 (commencement of operations) to December 31, 1998 and the two years ended December 31, 2000 for Spectrum Com-modity, and for each of the three years in the period ended December 31, 2000 for the other above mentioned Partnerships. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to ex-press an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Morgan Stanley Dean Witter Spectrum Currency L.P. as of December 31, 2000 and of Morgan Stanley Dean Witter Spectrum Com-modity L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., and Morgan Stanley Dean Witter Spectrum Technical L.P. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the period from July 3, 2000 (commencement of operations) to Decem-ber 31, 2000 for Spectrum Currency, for the period from January 2, 1998 (com-mencement of operations) to December 31, 1998 and the two years ended December 31, 2000 for Spectrum Commodity, and for each of the three years in the period ended December 31, 2000 for the other above mentioned Partnerships, in confor-mity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Morgan Stanley Dean Witter Spectrum Commodity L.P. (formerly, Morgan Stanley Tangible Asset Fund L.P.)
Statements of Financial Condition

                                                           December 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
                                                           $           $
                                   ASSETS
Equity in futures interests trading accounts:
 Cash                                                  20,529,979  23,430,137
 Net unrealized gain (loss) on open contracts (MS&Co.)    160,096    (100,830)
 Net unrealized gain (loss) on open contracts (MSIL)     (185,379)    643,258
                                                       ----------  ----------
 Total net unrealized gain (loss) on open contracts       (25,283)    542,428
                                                       ----------  ----------
 Total Trading Equity                                  20,504,696  23,972,565
Subscriptions receivable                                  215,897         --
Interest receivable (DWR and MS&Co.)                       89,128      76,192
                                                       ----------  ----------
 Total Assets                                          20,809,721  24,048,757
                                                       ==========  ==========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       489,923     269,545
Accrued brokerage fees (DWR and MS&Co.)                    77,628      70,827
Accrued management fees (MSCM)                             42,189      48,511
Service fee payable (Demeter)                                 --       19,404
                                                       ----------  ----------
 Total Liabilities                                        609,740     408,287
                                                       ----------  ----------
PARTNERS' CAPITAL
Limited Partners (2,530,392.671 and 3,062,471.522
  Units, respectively)                                 19,859,397  23,310,162
General Partner (43,395.648 Units)                        340,584     330,308
                                                       ----------  ----------
 Total Partners' Capital                               20,199,981  23,640,470
                                                       ----------  ----------
 Total Liabilities and Partners' Capital               20,809,721  24,048,757
                                                       ==========  ==========
NET ASSET VALUE PER UNIT                                     7.85        7.61
                                                       ==========  ==========

Statements of Operations

                                                       For the Period from
                                     For the Years       January 2, 1998
                                         Ended          (commencement of
                                     December 31,        operations) to
                                  --------------------    December 31,
                                    2000       1999           1998
                                  ---------  --------- -------------------
                                      $          $              $
REVENUES
Trading profit (loss):
 Realized                         1,696,824  3,003,270     (11,870,063)
 Net change in unrealized          (567,711) 1,178,071        (635,643)
                                  ---------  ---------     -----------
 Total Trading Results            1,129,113  4,181,341     (12,505,706)
Interest income (DWR and MS&Co.)  1,047,350    864,383       1,265,793
                                  ---------  ---------     -----------
 Total Revenues                   2,176,463  5,045,724     (11,239,913)
                                  ---------  ---------     -----------
EXPENSES
Brokerage fees (DWR and MS&Co.)     949,310    852,484       1,176,024
Management fees (MSCM)              546,187    583,893         805,496
Service fees (Demeter)               58,604    233,558         322,198
                                  ---------  ---------     -----------
 Total Expenses                   1,554,101  1,669,935       2,303,718
                                  ---------  ---------     -----------
NET INCOME (LOSS)                   622,362  3,375,789     (13,543,631)
                                  =========  =========     ===========
Net Income (Loss)
  Allocation:
Limited Partners                    612,086  3,330,798     (13,398,948)
General Partner                      10,276     44,991        (144,683)
Net Income (Loss) per Unit:
Limited Partners                        .24       1.04           (3.43)
General Partner                         .24       1.04           (3.43)

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Currency L.P.
Statement of Financial Condition

                                                December 31,
                                                    2000
                                                ------------
                                                     $
                    ASSETS
Equity in futures interests trading accounts:
 Cash                                            14,391,541
 Net unrealized gain on open contracts (MS&Co.)     555,569
                                                 ----------
 Total Trading Equity                            14,947,110
Subscriptions receivable                          3,054,150
Interest receivable (DWR)                            55,464
                                                 ----------
 Total Assets                                    18,056,724
                                                 ==========
       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                               2,237,351
Accrued brokerage fee (DWR)                          55,245
Accrued incentive fee                                32,876
Accrued management fee                               24,020
                                                 ----------
 Total Liabilities                                2,349,492
                                                 ----------
PARTNERS' CAPITAL
Limited Partners (1,252,545.441 Units)           13,988,414
General Partner (153,905.792 Units)               1,718,818
                                                 ----------
 Total Partners' Capital                         15,707,232
                                                 ----------
 Total Liabilities and Partners' Capital         18,056,724
                                                 ==========
NET ASSET VALUE PER UNIT                              11.17
                                                 ==========

Statement of Operations

                          For the Period from
                             July 3, 2000
                           (commencement of
                            operations) to
                             December 31,
                                 2000
                          -------------------
                                   $
REVENUES
Trading profit:
 Realized                      1,126,201
 Net change in unrealized        555,569
                               ---------
 Total Trading Results         1,681,770
Interest income (DWR)            236,461
                               ---------
 Total Revenues                1,918,231
                               ---------
EXPENSES
Brokerage fees (DWR)             249,571
Incentive fees                   188,423
Management fees                  171,693
                               ---------
 Total Expenses                  609,687
                               ---------
NET INCOME                     1,308,544
                               =========
Net Income Allocation:
Limited Partners               1,134,371
General Partner                  174,173
Net Income per Unit:
Limited Partners                    1.17
General Partner                     1.17

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Global
Balanced L.P.
Statements of Financial Condition

                                                      December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                      $           $
                                ASSETS
 Equity in futures interests trading accounts:
  Cash                                            52,414,304  56,904,921
  Net unrealized gain on open contracts (MS&Co.)   3,384,377         --
  Net unrealized loss on open contracts (MSIL)       (66,733)        --
  Net unrealized gain on open contracts (Carr)           --      810,114
                                                  ----------  ----------
  Total net unrealized gain on open contracts      3,317,644     810,114
  Net option premiums                                192,500         --
                                                  ----------  ----------
  Total Trading Equity                            55,924,448  57,715,035
 Subscriptions receivable                            530,634     847,954
 Interest receivable (DWR)                           285,054     244,599
                                                  ----------  ----------
  Total Assets                                    56,740,136  58,807,588
                                                  ==========  ==========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                 602,490     667,741
 Accrued brokerage fees (DWR)                        202,789     216,895
 Accrued management fees                              55,107      58,940
                                                  ----------  ----------
  Total Liabilities                                  860,386     943,576
                                                  ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (3,396,880.702 and
   3,549,239.387 Units, respectively)             55,220,008  57,209,838
 General Partner (40,584.304 Units)                  659,742     654,174
                                                  ----------  ----------
  Total Partners' Capital                         55,879,750  57,864,012
                                                  ----------  ----------
  Total Liabilities and
    Partners' Capital                             56,740,136  58,807,588
                                                  ==========  ==========
 NET ASSET VALUE PER UNIT                              16.26       16.12
                                                  ==========  ==========

Statements of Operations

                                For the Years Ended
                                   December 31,
                          ---------------------------------
                             2000        1999       1998
                          ----------  ----------  ---------
                              $           $           $
REVENUES
Trading profit (loss):
 Realized                 (2,091,009)  2,425,585  5,113,920
 Net change in unrealized  2,507,530  (1,157,073) 1,285,628
                          ----------  ----------  ---------
 Total Trading Results       416,521   1,268,512  6,399,548

Interest income (DWR)      3,275,958   2,385,751  1,642,542
                          ----------  ----------  ---------
 Total Revenues            3,692,479   3,654,263  8,042,090
                          ----------  ----------  ---------
EXPENSES
Brokerage fees (DWR)       2,558,008   2,387,515  1,591,467
Management fees              695,117     648,787    422,960
Incentive fees                   --      215,651    449,775
                          ----------  ----------  ---------
 Total Expenses            3,253,125   3,251,953  2,464,202
                          ----------  ----------  ---------
NET INCOME                   439,354     402,310  5,577,888
                          ==========  ==========  =========

Net Income Allocation:
Limited Partners             433,786     397,258  5,518,127
General Partner                5,568       5,052     59,761
Net Income per Unit:
Limited Partners                 .14         .12       2.25
General Partner                  .14         .12       2.25

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Select L.P.
Statements of Financial Condition

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                          $            $
                                  ASSETS
Equity in futures interests trading accounts:
 Cash                                                196,555,362  207,251,012
 Net unrealized gain on open contracts (MS&Co.)       26,063,382      --
 Net unrealized loss on open contracts (MSIL)           (511,085)     --
 Net unrealized gain on open contracts (Carr)            --         6,887,064
                                                     -----------  -----------
 Total net unrealized gain on open contracts          25,552,297    6,887,064
 Net option premiums                                     --           776,380
                                                     -----------  -----------
 Total Trading Equity                                222,107,659  214,914,456
Subscriptions receivable                               1,583,941    3,730,051
Interest receivable (DWR)                                889,954      722,305
                                                     -----------  -----------
 Total Assets                                        224,581,554  219,366,812
                                                     ===========  ===========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    2,110,529    3,764,242
Accrued brokerage fees (DWR)                           1,231,479    1,270,975
Accrued management fees                                  509,577      525,921
                                                     -----------  -----------
 Total Liabilities                                     3,851,585    5,561,138
                                                     -----------  -----------
PARTNERS' CAPITAL
Limited Partners (9,255,010.627 and 9,583,810.732
  Units, respectively)                               218,182,118  210,877,519
General Partner (108,076.600 and 133,076.700 Units,
  respectively)                                        2,547,851    2,928,155
                                                     -----------  -----------
 Total Partners' Capital                             220,729,969  213,805,674
                                                     -----------  -----------
 Total Liabilities and Partners' Capital             224,581,554  219,366,812
                                                     ===========  ===========
NET ASSET VALUE PER UNIT                                   23.57        22.00
                                                     ===========  ===========

Statements of Operations

                                      For the Years Ended December 31,
                                      ----------------------------------
                                         2000       1999         1998
                                      ---------- -----------  ----------
                                          $           $           $
REVENUES
Trading profit (loss):
 Realized                              6,845,291  (1,351,849) 36,087,729
 Net change in unrealized             18,665,233  (1,547,990) (1,192,107)
                                      ---------- -----------  ----------
 Total Trading Results                25,510,524  (2,899,839) 34,895,622
Interest income (DWR)                  9,573,095   7,678,789   6,883,110
                                      ---------- -----------  ----------
 Total Revenues                       35,083,619   4,778,950  41,778,732
                                      ---------- -----------  ----------
EXPENSES
Brokerage fees (DWR)                  14,706,945  15,188,479  11,360,166
Management fees                        6,085,629   6,284,885   5,202,158
Incentive fees                            --         --        1,832,021
Transaction fees and costs                --         --          625,327
Administrative expenses                   --         --           64,000
                                      ---------- -----------  ----------
 Total Expenses                       20,792,574  21,473,364  19,083,672
                                      ---------- -----------  ----------
NET INCOME (LOSS)                     14,291,045 (16,694,414) 22,695,060
                                      ========== ===========  ==========
Net Income (Loss) Allocation:
Limited Partners                      14,165,099 (16,455,697) 22,302,202
General Partner                          125,946    (238,717)    392,858
Net Income (Loss) per Unit (Note 1):
Limited Partners                            1.57       (1.80)       2.95
General Partner                             1.57       (1.80)       2.95

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
Statements of Financial Condition

                                                          December 31,
                                                     -----------------------
                                                        2000        1999
                                                     ----------  -----------
                                                         $            $
                                  ASSETS
Equity in futures interests trading accounts:
 Cash                                                73,445,827   97,808,328
 Net unrealized gain on open contracts (MS&Co.)       1,936,658      --
 Net unrealized gain on open contracts (MSIL)            58,457      --
 Net unrealized gain (loss) on open contracts (Carr)     (8,983)   9,563,813
                                                     ----------  -----------
 Total net unrealized gain on open contracts          1,986,132    9,563,813
 Net option premiums                                    226,200      (11,653)
                                                     ----------  -----------
 Total Trading Equity                                75,658,159  107,360,488
Subscriptions receivable                                462,060    1,743,958
Interest receivable (DWR)                               306,879      339,582
                                                     ----------  -----------
 Total Assets                                        76,427,098  109,444,028
                                                     ==========  ===========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                   1,307,093      847,860
Accrued brokerage fees (DWR)                            409,292      590,001
Accrued incentive fee                                   289,687      --
Accrued management fees                                 186,577      313,646
                                                     ----------  -----------
 Total Liabilities                                    2,192,649    1,751,507
                                                     ----------  -----------
PARTNERS' CAPITAL
Limited Partners (6,919,445.814 and 6,723,390.378
  Units, respectively)                               73,433,119  106,542,362
General Partner (75,507.615 and 72,581.141 Units,
  respectively)                                         801,330    1,150,159
                                                     ----------  -----------
 Total Partners' Capital                             74,234,449  107,692,521
                                                     ----------  -----------
 Total Liabilities and
   Partners' Capital                                 76,427,098  109,444,028
                                                     ==========  ===========
NET ASSET VALUE PER UNIT                                  10.61        15.85
                                                     ==========  ===========

Statements of Operations

                                      For the Years Ended
                                         December 31,
                               ----------------------------------
                                  2000         1999       1998
                               -----------  ---------- ----------
                                    $           $          $
REVENUES
Trading profit (loss):
 Realized                      (23,193,914) 32,274,037  7,945,575
 Net change in unrealized       (7,577,681)  4,264,478  2,771,722
                               -----------  ---------- ----------
 Total Trading Results         (30,771,595) 36,538,515 10,717,297
Interest income (DWR)            3,832,634   3,017,103  2,379,478
                               -----------  ---------- ----------
 Total Revenues                (26,938,961) 39,555,618 13,096,775
                               -----------  ---------- ----------
EXPENSES
Brokerage fees (DWR)             5,798,093   5,837,887  4,402,540
Management fees                  2,880,999   3,137,509  2,342,447
Incentive fees                   1,269,237   2,451,152  1,336,693
                               -----------  ---------- ----------
 Total Expenses                  9,948,329  11,426,548  8,081,680
                               -----------  ---------- ----------
NET INCOME (LOSS)              (36,887,290) 28,129,070  5,015,095
                               ===========  ========== ==========
Net Income (Loss) Allocation:
Limited Partners               (36,503,461) 27,829,050  4,958,188
General Partner                   (383,829)    300,020     56,907
Net Income (Loss) per Unit:
Limited Partners                     (5.24)       4.30        .84
General Partner                      (5.24)       4.30        .84

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Technical L.P.
Statements of Financial Condition

                                                     December 31,
                                                ------------------------
                                                   2000         1999
                                                -----------  -----------
                                                     $            $
                                ASSETS
Equity in futures interests trading accounts:
 Cash                                           231,502,090  251,443,755
 Net unrealized gain on open contracts (MS&Co.)  41,877,552      --
 Net unrealized loss on open contracts (MSIL)    (1,835,243)     --
 Net unrealized gain on open contracts (Carr)       --        18,036,296
                                                -----------  -----------
 Total net unrealized gain on open contracts     40,042,309   18,036,296
 Net option premiums                                --           (74,725)
                                                -----------  -----------
 Total Trading Equity                           271,544,399  269,405,326
Subscriptions receivable                          1,087,585    3,926,914
Interest receivable (DWR)                         1,063,044      900,955
                                                -----------  -----------
 Total Assets                                   273,695,028  274,233,195
                                                ===========  ===========

                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    3,432,384   3,057,593
Accrued brokerage fees (DWR)                           1,458,126   1,559,481
Accrued management fees                                  559,827     860,403
Accrued incentive fee                                    111,599     --
                                                     ----------- -----------
 Total Liabilities                                     5,561,936   5,477,477
                                                     ----------- -----------
PARTNERS' CAPITAL
Limited Partners (16,479,195.979 and 17,836,873.576
  Units, respectively)                               265,060,579 265,907,998
General Partner (191,022.517 Units)                    3,072,513   2,847,720
                                                     ----------- -----------
 Total Partners' Capital                             268,133,092 268,755,718
                                                     ----------- -----------
 Total Liabilities and Partners' Capital             273,695,028 274,233,195
                                                     =========== ===========
NET ASSET VALUE PER UNIT                                   16.08       14.91
                                                     =========== ===========

Statements of Operations

                                      For the Years Ended
                                         December 31,
                               ----------------------------------
                                  2000       1999         1998
                               ---------- -----------  ----------
                                   $           $           $
REVENUES
Trading profit (loss):
 Realized                      12,255,064     726,179  35,224,194
 Net change in unrealized      22,006,013    (872,972)  6,612,556
                               ---------- -----------  ----------
 Total Trading Results         34,261,077    (146,793) 41,836,750
Interest income (DWR)          11,613,896   9,593,178   8,103,423
                               ---------- -----------  ----------
 Total Revenues                45,874,973   9,446,385  49,940,173
                               ---------- -----------  ----------
EXPENSES
Brokerage fees (DWR)           17,835,223  19,176,380  15,543,787
Management fees                 9,595,464  10,580,071   8,403,764
Incentive fees                    166,085     430,097   3,191,252
                               ---------- -----------  ----------
 Total Expenses                27,596,772  30,186,548  27,138,803
                               ---------- -----------  ----------
NET INCOME (LOSS)              18,278,201 (20,740,163) 22,801,370
                               ========== ===========  ==========
Net Income (Loss) Allocation:
Limited Partners               18,053,408 (20,531,494) 22,571,217
General Partner                   224,793    (208,669)    230,153
Net Income (Loss) per Unit:
Limited Partners                     1.17       (1.21)       1.49
General Partner                      1.17       (1.21)       1.49

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Morgan Stanley Dean Witter Spectrum Commodity L.P. (formerly, Morgan Stanley Tangible Asset Fund L.P.)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000 and 1999 and for the Period from January 2, 1998 (commencement of operations) to December 31, 1998

                              Units of
                             Partnership     Limited     General
                              Interest      Partners     Partner      Total
                            -------------  -----------  ---------  -----------
                                                $           $           $
Partners' Capital,
January 2, 1998                   200.000        1,000      1,000        2,000
Initial Offering            2,573,486.803   25,475,868    259,000   25,734,868
Offering of Units           1,665,202.477   15,758,355    170,000   15,928,355
Net loss                         --        (13,398,948)  (144,683) (13,543,631)
Redemptions                  (450,424.580)  (3,213,276)    --       (3,213,276)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998           3,788,464.700   24,622,999    285,317   24,908,316
Net income                       --          3,330,798     44,991    3,375,789
Redemptions                  (682,597.530)  (4,643,635)    --       (4,643,635)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999           3,105,867.170   23,310,162    330,308   23,640,470
Offering of Units             277,607.062    2,115,964     --        2,115,964
Net income                       --            612,086     10,276      622,362
Redemptions                  (809,685.913)  (6,178,815)    --       (6,178,815)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000           2,573,788.319   19,859,397    340,584   20,199,981
                            =============  ===========  =========  ===========

Morgan Stanley Dean Witter Spectrum Currency L.P.

Statement of Changes in Partners' Capital
For the Period from July 3, 2000 (commencement of operations) to
December 31, 2000

                              Units of
                             Partnership     Limited     General
                              Interest      Partners     Partner      Total
                            -------------  -----------  ---------  -----------
                                                $           $           $
Partners' Capital,
July 3, 2000 (commencement
  of operations)                    2.000           10         10           20
Initial Offering              633,152.332    4,886,888  1,444,635    6,331,523
Offering of Units             980,783.417   10,281,803    100,000   10,381,803
Net income                       --          1,134,371    174,173    1,308,544
Redemptions                  (207,486.516)  (2,314,658)    --       (2,314,658)
                            -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000           1,406,451.233   13,988,414  1,718,818   15,707,232
                            =============  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                                         $           $           $
Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
Partners' Capital,
December 31, 1997    1,868,284.841   25,418,875    264,361   25,683,236
Offering of Units    1,205,176.553   17,447,965    190,000   17,637,965
Net income                --          5,518,127     59,761    5,577,888
Redemptions           (204,387.889)  (2,985,217)    --       (2,985,217)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998    2,869,073.505   45,399,750    514,122   45,913,872
Offering of Units    1,019,759.235   16,184,278    135,000   16,319,278
Net income                --            397,258      5,052      402,310
Redemptions           (299,009.049)  (4,771,448)    --       (4,771,448)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999    3,589,823.691   57,209,838    654,174   57,864,012
Offering of Units      568,088.752    8,983,545     --        8,983,545
Net income                --            433,786      5,568      439,354
Redemptions           (720,447.437) (11,407,161)    --      (11,407,161)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000    3,437,465.006   55,220,008    659,742   55,879,750
                    ==============  ===========  =========  ===========

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                       (Note 1)          $           $           $
Morgan Stanley Dean Witter Spectrum Select L.P.
Partners' Capital,
December 31, 1997    8,000,551.600  163,999,307  2,774,014  166,773,321
Offering of Units    1,310,353.729   30,297,590     --       30,297,590
Net income                --         22,302,202    392,858   22,695,060
Redemptions           (903,138.578) (19,683,455)    --      (19,683,455)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998    8,407,766.751  196,915,644  3,166,872  200,082,516
Offering of Units    2,238,093.744   51,589,367     --       51,589,367
Net loss                  --        (16,455,697)  (238,717) (16,694,414)
Redemptions           (928,973.063) (21,171,795)    --      (21,171,795)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999    9,716,887.432  210,877,519  2,928,155  213,805,674
Offering of Units    1,339,972.159   28,581,403     --       28,581,403
Net income                --         14,165,099    125,946   14,291,045
Redemptions         (1,693,772.364) (35,441,903)  (506,250) (35,948,153)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000    9,363,087.227  218,182,118  2,547,851  220,729,969
                    ==============  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                                         $           $           $
Morgan Stanley Dean Witter Spectrum Strategic L.P.
Partners' Capital,
December 31, 1997    5,517,887.455   58,482,349    613,232   59,095,581
Offering of Units    1,610,245.841   16,662,471     80,000   16,742,471
Net income                --          4,958,188     56,907    5,015,095
Redemptions         (1,031,933.595) (10,431,372)    --      (10,431,372)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998    6,096,199.701   69,671,636    750,139   70,421,775
Offering of Units    1,300,877.987   16,846,544    100,000   16,946,544
Net income                --         27,829,050    300,020   28,129,070
Redemptions           (601,106.169)  (7,804,868)    --       (7,804,868)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999    6,795,971.519  106,542,362  1,150,159  107,692,521
Offering of Units    1,467,043.314   17,566,488     35,000   17,601,488
Net loss                  --        (36,503,461)  (383,829) (36,887,290)
Redemptions         (1,268,061.404) (14,172,270)    --      (14,172,270)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000    6,994,953.429   73,433,119    801,330   74,234,449
                    ==============  ===========  =========  ===========

                       Units of
                     Partnership      Limited     General
                       Interest      Partners     Partner      Total
                    --------------  -----------  ---------  -----------
                                         $           $           $
Morgan Stanley Dean Witter Spectrum Technical L.P.
Partners' Capital,
December 31, 1997   12,434,700.738  180,099,271  1,851,236  181,950,507
Offering of Units    4,731,996.876   69,886,681    565,000   70,451,681
Net income                --         22,571,217    230,153   22,801,370
Redemptions         (1,342,497.646) (20,102,124)    --      (20,102,124)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998   15,824,199.968  252,455,045  2,646,389  255,101,434
Offering of Units    3,976,153.731   61,073,132    410,000   61,483,132
Net loss                  --        (20,531,494)  (208,669) (20,740,163)
Redemptions         (1,772,457.606) (27,088,685)    --      (27,088,685)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999   18,027,896.093  265,907,998  2,847,720  268,755,718
Offering of Units    2,110,290.038   29,668,693     --       29,668,693
Net income                --         18,053,408    224,793   18,278,201
Redemptions         (3,467,967.635) (48,569,520)    --      (48,569,520)
                    --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2000   16,670,218.496  265,060,579  3,072,513  268,133,092
                    ==============  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Commodity L.P.

(formerly, Morgan Stanley Tangible Asset Fund L.P.)
Statements of Cash Flows

                                                           For the Period from
                                          For the            January 2, 1998
                                        Years Ended         (commencement of
                                       December 31,          operations) to
                                   ----------------------     December 31,
                                      2000        1999            1998
                                   ----------  ----------  -------------------
                                       $           $                $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                     622,362   3,375,789      (13,543,631)
Noncash item included in net
  income (loss):
 Net change in unrealized             567,711  (1,178,071)         635,643
(Increase) decrease in operating
  assets:
 Interest receivable (MS&Co.)         (12,936)      2,530          (78,722)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage
   fees (DWR and MS&Co.)                6,801     (10,395)          81,222
 Accrued management fees (MSCM)        (6,322)     (7,121)          55,632
 Service fees payable (Demeter)       (19,404)     (2,849)          22,253
                                   ----------  ----------      -----------
 Net cash provided by (used for)
   operating activities             1,158,212   2,179,883      (12,827,603)
                                   ----------  ----------      -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Initial offering                       --          --           25,736,868
Offering of Units                   2,115,964      --           15,928,355
Increase in
  subscriptions receivable           (215,897)     --              --
Increase (decrease) in
  redemptions payable                 220,378    (626,002)         895,547
Redemptions of Units               (6,178,815) (4,643,635)      (3,213,276)
                                   ----------  ----------      -----------
Net cash provided by
  (used for) financing activities  (4,058,370) (5,269,637)      39,347,494
                                   ----------  ----------      -----------
Net increase (decrease) in cash    (2,900,158) (3,089,754)      26,519,891
Balance at beginning of period     23,430,137  26,519,891          --
                                   ----------  ----------      -----------
Balance at end of
  period                           20,529,979  23,430,137       26,519,891
                                   ==========  ==========      ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Currency L.P.

Statement of Cash Flows

                                           For the Period from
                                              July 3, 2000
                                            (commencement of
                                             operations) to
                                              December 31,
                                                  2000
                                           -------------------
                                                    $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                                      1,308,544
Noncash item included in net income:
 Net change in unrealized                        (555,569)
Increase in operating assets:
 Interest receivable (DWR)                        (55,464)
Increase in operating liabilities:
 Accrued brokerage
   fees  (DWR)                                     55,245
 Accrued incentive fees                            32,876
 Accrued management fees                           24,020
                                               ----------
 Net cash provided by operating activities        809,652
                                               ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Initial offering                                6,331,543
Offering of Units                              10,381,803
Increase in subscriptions receivable           (3,054,150)
Increase in redemptions payable                 2,237,351
Redemptions of Units                           (2,314,658)
                                               ----------
Net cash provided by
  financing activities                         13,581,889
                                               ----------
Net increase in cash                           14,391,541
Balance at beginning of period                     --
                                               ----------
Balance at end of period                       14,391,541
                                               ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Global
Balanced L.P.
Statements of Cash Flows

                                                      For the Years Ended
                                                         December 31,
                                               -----------------------------------
                                                  2000         1999        1998
                                               -----------  ----------  ----------
                                                    $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                                         439,354     402,310   5,577,888
Noncash item included in net
  income:
 Net change in unrealized                       (2,507,530)  1,157,073  (1,285,628)
Increase in operating assets:
 Net option premiums                              (192,500)     --        (458,150)
 Interest receivable (DWR)                         (40,455)    (77,458)    (48,192)
Increase (decrease) in operating liabilities:
 Accrued brokerage
   fees (DWR)                                      (14,106)     47,054      70,079
 Accrued management fees                            (3,833)     12,787      20,703
 Incentive fees payable                            --          (69,730)     69,730
                                               -----------  ----------  ----------
Net cash provided by
  (used for) operating activities               (2,319,070)  1,472,036   3,946,430
                                               -----------  ----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                                8,983,545  16,319,278  17,637,965
(Increase) decrease in subscriptions
  receivable                                       317,320     315,143    (537,387)
Increase (decrease) in redemptions
  payable                                          (65,251)    549,551       3,614
Redemptions of Units                           (11,407,161) (4,771,448) (2,985,217)
                                               -----------  ----------  ----------
Net cash provided by
  (used for) financing activities               (2,171,547) 12,412,524  14,118,975
                                               -----------  ----------  ----------
Net increase (decrease) in cash                 (4,490,617) 13,884,560  18,065,405
Balance at beginning of period                  56,904,921  43,020,361  24,954,956
                                               -----------  ----------  ----------
Balance at end of period                        52,414,304  56,904,921  43,020,361
                                               ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Select L.P.
Statements of Cash Flows

                                              For the Years Ended
                                                 December 31,
                                      -------------------------------------
                                         2000         1999         1998
                                      -----------  -----------  -----------
                                           $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                      14,291,045  (16,694,414)  22,695,060
Noncash item included in net
  income (loss):
 Net change in unrealized             (18,665,233)   1,547,990    1,192,107
(Increase) decrease in
  operating assets:
 Net option premiums                      776,380     (776,380)     --
 Interest receivable (DWR)               (167,649)    (130,447)      46,346
 Due from DWR                             --           --         1,097,517
Increase (decrease) in
  operating liabilities:
 Accrued brokerage
   fees (DWR)                             (39,496)     106,631    1,164,344
 Accrued management fees                  (16,344)      44,124       58,124
 Accrued administrative expenses          --           --           (72,499)
                                      -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                 (3,821,297) (15,902,496)  26,180,999
                                      -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                      28,581,403   51,589,367   30,297,590
(Increase) decrease in subscriptions
  receivable                            2,146,110    2,291,656   (6,021,707)
Increase (decrease) in
  redemptions payable                  (1,653,713)   2,824,861   (1,332,933)
Redemptions of Units                  (35,948,153) (21,171,795) (19,683,455)
                                      -----------  -----------  -----------
Net cash provided by (used for)
  financing activities                 (6,874,353)  35,534,089    3,259,495
                                      -----------  -----------  -----------
Net increase (decrease) in cash       (10,695,650)  19,631,593   29,440,494
Balance at beginning of period        207,251,012  187,619,419  158,178,925
                                      -----------  -----------  -----------
Balance at end of period              196,555,362  207,251,012  187,619,419
                                      ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
Statements of Cash Flows

                                             For the Years Ended
                                                 December 31,
                                      ------------------------------------
                                         2000         1999        1998
                                      -----------  ----------  -----------
                                           $           $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                     (36,887,290) 28,129,070    5,015,095
Noncash item included in net income
  (loss):
 Net change in unrealized               7,577,681  (4,264,478)  (2,771,722)
(Increase) decrease in operating
  assets:
 Net option premiums                     (237,853)    237,299       96,477
 Interest receivable (DWR)                 32,703    (134,335)      17,798
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)            (180,709)    184,395       45,565
 Accrued incentive fee                    289,687      --          --
 Accrued management fees                 (127,069)     94,670       30,719
                                      -----------  ----------  -----------
Net cash provided by (used for)
  operating activities                (29,532,850) 24,246,621    2,433,932
                                      -----------  ----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                      17,601,488  16,946,544   16,742,471
(Increase) decrease in subscriptions
  receivable                            1,281,898      52,093     (962,792)
Increase (decrease) in redemptions
  payable                                 459,233     448,884     (967,188)
Redemptions of Units                  (14,172,270) (7,804,868) (10,431,372)
                                      -----------  ----------  -----------
Net cash provided by
  financing activities                  5,170,349   9,642,653    4,381,119
                                      -----------  ----------  -----------
Net increase (decrease) in cash       (24,362,501) 33,889,274    6,815,051
Balance at beginning of period         97,808,328  63,919,054   57,104,003
                                      -----------  ----------  -----------
Balance at end of period               73,445,827  97,808,328   63,919,054
                                      ===========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Technical L.P.
Statements of Cash Flows

                                                         For the Years Ended
                                                            December 31,
                                                 -------------------------------------
                                                    2000         1999         1998
                                                 -----------  -----------  -----------
                                                      $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                                 18,278,201  (20,740,163)  22,801,370
Noncash item included in net income
  (loss):
 Net change in unrealized                        (22,006,013)     872,972   (6,612,556)
(Increase) decrease in operating
  assets:
 Net option premiums                                 (74,725)      74,725      --
 Interest receivable (DWR)                          (162,089)    (183,270)     (60,123)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)                       (101,355)     120,330      341,957
 Accrued management fees                            (300,576)      66,388      220,319
 Accrued incentive fee                               111,599      --          (139,190)
                                                 -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                            (4,254,958) (19,789,018)  16,551,777
                                                 -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                                 29,668,693   61,483,132   70,451,681
(Increase) decrease in subscriptions receivable    2,839,329       75,719   (1,037,012)
Increase in redemptions payable                      374,791    1,718,282      330,081
Redemptions of Units                             (48,569,520) (27,088,685) (20,102,124)
                                                 -----------  -----------  -----------
Net cash provided by (used for)
  financing activities                           (15,686,707)  36,188,448   49,642,626
                                                 -----------  -----------  -----------
Net increase (decrease)
  in cash                                        (19,941,665)  16,399,430   66,194,403
Balance at beginning of period                   251,443,755  235,044,325  168,849,922
                                                 -----------  -----------  -----------
Balance at end of period                         231,502,090  251,443,755  235,044,325
                                                 ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Dean Witter Spectrum Commodity L.P. (formerly known as Morgan Stanley Tangible Asset Fund L.P.) ("Spectrum Commodity"), Mor-gan Stanley Dean Witter Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Dean Witter Spectrum Global Balanced L.P. (formerly known as Dean Wit-ter Spectrum Global Balanced L.P.) ("Spectrum Global Balanced"), Morgan Stan-ley Dean Witter Spectrum Select L.P. (formerly known as Dean Witter Spectrum Select L.P.) ("Spectrum Select"), Morgan Stanley Dean Witter Spectrum Strate-gic L.P. (formerly known as Dean Witter Spectrum Strategic L.P.) ("Spectrum Strategic") and Morgan Stanley Dean Witter Spectrum Technical L.P. (formerly known as Dean Witter Spectrum Technical L.P.) ("Spectrum Technical"), (indi-vidually, a "Partnership," or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures and forward contracts, options on futures contracts, physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL") provide clearing and execution services. Prior to October 2000, Carr Futures Inc. ("Carr") provided clearing and execution serv-ices to Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical. Morgan Stanley Dean Witter Commodities Management, Inc. ("MSCM") is the trading advisor to Spectrum Commodity. Demeter, DWR, MS&Co., MSIL and MSCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Spectrum Commodity became one of the Spectrum Series of funds effective March 6, 2000.

Spectrum Currency commenced trading as of July 3, 2000.

Spectrum Select became one of the Spectrum Series of funds effective June 1, 1998. Each outstanding unit of limited partnership interest ("Unit(s)") in Dean Witter Select Futures Fund L.P. was converted to 100 Units of Spectrum Select. The number of Units outstanding, net income or loss per Unit and Net Asset Value per Unit have been adjusted for all reporting periods prior to this conversion.

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

Demeter and the Limited Partners based upon their proportional ownership in-terests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profits (losses) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays each Partnership interest income based upon 80% of its average daily "Net Assets" (as defined in the limited partnership agreements) for the month in the case of Spectrum Commodity, Spectrum Currency, Spectrum Select, Spectrum Strategic and Spectrum Technical, and 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of financial condition consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

Brokerage and Related Transaction Fees and Costs-- The brokerage fee for Spectrum Commodity, Spectrum Currency and Spectrum Global Balanced are accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month. Prior to April 1, 2000, brokerage fees for Spectrum Commodity were accrued at a monthly rate of 1/12 of 3.65% of Net Assets (a 3.65% annual rate) as of the first day of each month. Prior to June 1, 1998, brokerage fees for Spectrum Global Balanced were accrued at 49/120 of 1% of Net Assets (a 4.9% annual rate) as of the first day of each month.

Brokerage fees for Spectrum Select, Spectrum Strategic and Spectrum Technical are accrued at a flat monthly rate of 1/12 of 7.25% (a 7.25% annual rate) of Net Assets as of the first day of each month. Prior to June 1, 1998, brokerage commissions for Spectrum Select were accrued on a half-turn basis at 80% of DWR's published non-member rates and transaction fees and costs were accrued on a half-turn basis. Brokerage commissions and transaction fees and costs combined were capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of Spectrum Select's month-end Net Assets. Prior to June 1, 1998, brokerage fees for Spectrum Strategic and Spectrum Technical were accrued at 51/80 of 1% of the Net Assets (a 7.65% annual rate) as of the first day of each month.

Such brokerage fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and continuing offering expenses.

Service Fee--Prior to April 1, 2000, Spectrum Commodity paid Demeter a monthly service fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's Net Assets as of the first day of each month.

Operating Expenses--The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are borne by DWR through the brokerage fees paid by the Partnerships (effective June 1, 1998 for Spectrum Select with its change to a flat rate brokerage fee).

Prior to June 1, 1998, Spectrum Select was charged all operating expenses re-lated to its trading activities to a maximum of 1/4 of 1% annually of Spectrum Select's average month end Net Assets. Demeter was responsible for operating expenses in excess of the cap.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's reve-nues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


Continuing Offering--Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of the month. No selling commissions or charges related to the continuing offering of Units will be paid by the Limited Partners or the Partnership. DWR will pay all such costs.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units redeemed on or prior to the last day of the twelfth month after such Units were purchased will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month after which such Units were purchased will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twenty-fourth month after which such Units were purchased will not be subject to a redemption charge. The foregoing redemption charges will be paid to DWR. Redemptions must be made in whole Units, in a minimum amount of 50 Units, unless a Limited Partner is redeeming his entire interest in a Partnership.

Exchanges--On the last day of the first month which occurs more than six months after a person first becomes a Limited Partner in any of the Partner-ships, and at the end of each month thereafter, Limited Partners may exchange their investment among the Partnerships (subject to certain restrictions out-lined in the Limited Partnership Agreement) without paying additional charges.

Dissolution of the Partnerships--Spectrum Commodity will terminate on December 31, 2027, Spectrum Currency,Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical will terminate on December 31, 2035 and Spectrum Select will terminate on December 31, 2025 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

2. Related Party Transactions

The Partnerships pay brokerage fees to DWR as described in Note 1. Each Part-nership's cash is on deposit with DWR, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Spectrum Commodity paid Demeter a service fee prior to April 1, 2000 and pays management fees, and when applicable, in-centive fees to MSCM.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


3. Trading Advisors

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership are as follows:

Morgan Stanley Dean Witter Spectrum Commodity L.P.
 Morgan Stanley Dean Witter Commodities
 Management Inc.

Morgan Stanley Dean Witter Spectrum Currency L.P.
 John W. Henry & Company, Inc. ("JWH")
 Sunrise Capital Partners, LLC ("Sunrise")

Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
 RXR, Inc.

Morgan Stanley Dean Witter Spectrum Select L.P.
 EMC Capital Management, Inc.
 Rabar Market Research, Inc.
 Sunrise Capital Management, Inc.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
 Allied Irish Capital Management, Ltd. ("AICM")
 Blenheim Investments, Inc. ("Blenheim")
 Eclipse Capital Management Inc. ("Eclipse")

Effective April 30, 1998, A. Gary Shilling & Co., Inc.("Shilling") was termi-nated as an advisor to Spectrum Strategic. The assets of the Partnership pre-viously allocated to Shilling were allocated to Stonebrook Capital Management Inc., ("Stonebrook"), effective June 1, 1998.

Effective March 4, 1999, Stonebrook was terminated as an advisor to Spectrum Strategic. The assets of the Partnership previously allocated to Stonebrook were allocated to AICM, effective June 1, 1999.

Effective April 14, 2000, Willowbridge Associates Inc. ("Willowbridge") was terminated as an advisor to Spectrum Strategic. The assets of the Partnership previously allocated to Willowbridge were allocated to Eclipse, effective June 26, 2000.

Morgan Stanley Dean Witter Spectrum Technical L.P.
 Campbell & Company, Inc. ("Campbell")
 Chesapeake Capital Corporation ("Chesapeake")
 John W. Henry & Company, Inc.

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

Management Fee--The management fee for Spectrum Commodity is accrued at the rate of 5/24 of 1% of Net Assets on the first day of each month (a 2.5% annual rate).

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


The management fee for Spectrum Currency is accrued at the rate of 1/12 of 2% of Net Assets on the first day of each month (a 2% annual rate). Prior to De-cember 1, 2000, the management fee was accrued at the rate of 1/3 of 1% of Net Assets allocated to JWH on the first day of each month and 1/4 of 1% of Net Assets allocated to Sunrise on the first day of each month (annual rates of 4% and 3%, respectively).

The management fee for Spectrum Global Balanced is accrued at the rate of 5/48 of 1% per month of Net Assets on the first day of each month (a 1.25% annual rate).

The management fee for Spectrum Select is accrued at the rate of 1/4 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate). Prior to June 1, 1998, the management fee was ac-crued at the rate of 1/4 of 1% of the Partnership's adjusted Net Assets, as defined in its limited partnership agreement, as of the last day of each month (a 3% annual rate).

The management fee for Spectrum Strategic is accrued at the rate of 1/12 of 4% per month of Net Assets allocated to Blenheim on the first day of each month, and 1/12 of 3% per month of Net Assets allocated to AICM and Eclipse on the first day of each month (annual rates of 4% and 3%, respectively). Prior to June 1, 1998, the management fee was accrued at the rate of 1/3 of 1% of Net Assets allocated to Blenheim and Willowbridge on the first day of each month (a 4% annual rate).

The management fee for Spectrum Technical is accrued at the rate of 1/12 of 2% of Net Assets allocated to JWH on the first day of each month, 1/12 of 3% of Net Assets allocated to Campbell on the first day of each month and 1/3 of 1% of Net Assets allocated to Chesapeake on the first day of each month (annual rates of 2%, 3% and 4% respectively). Prior to December 1, 2000 the management fee was accrued to each trading advisor at the rate of 1/3 of 1% of Net Assets on the first day of each month (a 4% annual rate).

Incentive Fee--Spectrum Commodity pays an annual incentive fee equal to 17.5% of Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned. Prior to December 1, 2000, Spectrum Com-modity paid an annual incentive fee to MSCM equal to 20% of the trading prof-its.

Spectrum Currency pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to each trading advisor's allocated Net As-sets as of the end of each month. Prior to December 1, 2000, Spectrum Currency paid a monthly incentive fee equal to 15% of the trading profits.

Spectrum Global Balanced, Spectrum Select and Spectrum Strategic each pay a monthly incentive fee equal to 15% of the trading profits experienced with re-spect to each trading advisor's allocated Net Assets as of the end of each calendar

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

month. Prior to June 1, 1998, Spectrum Select paid a quarterly incentive fee to each trading advisor equal to 17.5% of the trading profits.

Spectrum Technical pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Net Assets allocated to Campbell and JWH and 19% of the Trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month. Prior to June 1, 1998, Spectrum Technical paid an incentive fee equal to 15% of trading profits to Chesapeake. Prior to December 1, 2000, Spectrum Technical paid an incentive fee equal to 15% of trading profits to Campbell and JWH.

Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are de-ducted. Prior to June 1, 1998, trading profits for Spectrum Select represented the amount by which profits from futures, forwards and options trading ex-ceeded losses after brokerage commissions, management fees, administrative ex-penses and transaction fees and costs were deducted.

For all Partnerships when trading losses are incurred, no incentive fee will be paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each months' subscriptions and redemptions.

4. Financial Instruments

The Partnerships trade futures and forward contracts, options on futures con-tracts, physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agri-cultural products. Futures and forwards represent contracts for delayed deliv-ery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including in-terest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional values, respec-tively, of derivative financial instruments for an entity that carries its as-sets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues sur-

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

rounding interest rate risk, foreign currency denominations, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partner-ships' financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1) One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3) Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts are reported as a compo-nent of "Equity in futures interests tradingaccounts'' on the statements of financial condition and totaled at December 31, 2000 and 1999, respectively, $(25,283) and $542,428 for Spectrum Commodity, $3,317,644 and $810,114 for
Spectrum Global Balanced, $25,552,297 and $6,887,064 for Spectrum Select, $1,986,132 and $9,563,813 for SpectrumStrategic, and $40,042,309 and
$18,036,296 for Spectrum Technical. For Spectrum Currency, the net realized gain totaled $555,569 at December 31, 2000.

For Spectrum Commodity, the $25,283 net unrealized loss on open contracts at December 31, 2000 and the $542,428 net unrealized gain on open contracts at December 31, 1999 all related to exchange-traded futures contracts.

For Spectrum Currency, the $555,569 net unrealized gain on open contracts at December 31, 2000 was related to off-exchange-traded forward currency con-tracts.

For Spectrum Global Balanced, of the $3,317,644 net unrealized gain on open contracts at December 31, 2000, $3,374,178 related to exchange-traded futures contracts and $(56,534) related to off-exchange-traded forward currency con-tracts. Of the $810,114 net unrealized gain on open contracts atDecember 31, 1999, $669,640 related to exchange-traded futures contracts and $140,474 re-lated to off-exchange-traded forward currency contracts.

For Spectrum Select, of the $25,552,297 net unrealized gain on open contracts at December 31, 2000, $23,901,575 related to exchange-traded futures and futures-styled options contracts

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

and $1,650,722 related to off-exchange-traded forward currency contracts. Of the $6,887,064 net unrealized gain on open contracts at December 31, 1999, $6,935,040 related to exchange-traded futures and futures-styled options con-tracts and $(47,976) related to off-exchange-traded forward currency con-tracts.

For Spectrum Strategic, the $1,986,132 net unrealized gain on open contracts at December 31, 2000 and the $9,563,813 net unrealized gain on open contracts at December 31, 1999 all related to exchange-traded futures and futures-styled options contracts.

For Spectrum Technical, of the $40,042,309 net unrealized gain on open contracts at December 31, 2000, $37,170,209 related to exchange-traded futures and futures-styled options contracts and $2,872,100 related to off-exchange-traded forward currency contracts. Of the $18,036,296 net unrealized gain on open contracts at December 31, 1999, $17,006,044 related to exchange-traded futures and futures-styled options contracts and $1,030,252 related to off-exchange-traded forward currency contracts.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 2000 and 1999 mature as follows:

                                                      2000          1999
                                                  ------------- -------------
 Spectrum Commodity
 Exchange-Traded Contracts                        April 2001    April 2000
 Spectrum Currency
 Off-Exchange-Traded Forward Currency Contracts   March 2001    --
 Spectrum Global Balanced
 Exchange-Traded Contracts                        June 2001     June 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000
 Spectrum Select
 Exchange-Traded Contracts                        December 2001 December 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000
 Spectrum Strategic
 Exchange-Traded Contracts                        December 2001 December 2001
 Spectrum Technical
 Exchange-Traded Contracts                        December 2001 December 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because DWR, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

in value settled on a daily basis. Each of DWR, MS&Co. and MSIL, as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, in-cluding an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2000 and 1999 respectively, $20,504,696 and $23,972,565 for Spec-
trum Commodity, $55,788,482 and $57,574,561 for Spectrum Global Balanced, $220,456,937 and $214,186,052 for Spectrum Select, $75,431,959 and
$107,372,141 for Spectrum Strategic and $268,672,299 and $268,449,799 for
Spectrum Technical. For Spectrum Currency, the amount totaled $14,391,541 at December 31, 2000. With respect to the Partnerships' off-exchange-traded for-ward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. Each Partnership has a netting agreement with MS&Co.. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs ap-pealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, Spectrum Select (under its original name, "Dean Witter Select Futures Fund L.P.") and certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. A consolidated and amended complaint in the action pending in the Su-preme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Concluded)

action in November 1998, but granted plaintiffs leave to file an amended com-plaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By deci-sion dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000 plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.                               Presorted
Two World Trade Center                                     First Class Mail
62nd Floor                                                 U.S. Postage Paid
New York, NY 10048                                           Brooklyn, NY
                                                            Permit No. 529