Form 10-Q
period 2001-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY LP
filed 2001-05-14
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statement of Operations for the Quarter Ended
		March 31, 2001 (Unaudited).................................3

		Statement of Changes in Partners' Capital for the
		Quarter Ended March 31, 2001
		(Unaudited)................................................4

		Statement of Cash Flows for the Quarter Ended
		March 31, 2001 (Unaudited) ................................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-14

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................14-23

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings .....................................24

Item 2.	Changes in Securities and Use of Proceeds .............24

Item 6.	Exhibits and Reports on Form 8-K....................25-27










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
                         2001        	                                 2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	20,324,238 	14,391,541
     Net unrealized gain on open contracts (MS & Co.)	    1,188,463	        555,569

	     Total Trading Equity	21,512,701	14,947,110

Subscriptions receivable	2,144,761	    3,054,150
Interest receivable (Morgan Stanley DW)	       63,904 	         55,464

	     Total Assets	   23,721,366	   18,056,724

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	237,107	32,876
	Redemptions payable	130,639  	   2,237,351
	Accrued brokerage fees (Morgan Stanley DW)	75,048 	        55,245
	Accrued management fees	     32,630 	       24,020

	     Total Liabilities	   475,424 	   2,349,492


Partners' Capital

	Limited Partners (1,807,466.353 and
       1,252,545.441 Units, respectively)	21,367,778	13,988,414
	General Partner (158,870.942 and
        153,905.792 Units, respectively)	   1,878,164 	    1,718,818

	Total Partners' Capital	   23,245,942	  15,707,232

	Total Liabilities and Partners' Capital	  23,721,366 	  18,056,724


NET ASSET VALUE PER UNIT	          11.82  	           11.17

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENT OF OPERATIONS
(Unaudited)


	For the Quarter Ended
	March 31, 2001
	$

REVENUES
	Trading profit:
		Realized	972,464
		Net change in unrealized	    632,894

			Total Trading Results 	1,605,358

		Interest Income (Morgan Stanley DW)	    178,034

			Total  	   1,783,392

EXPENSES

	Incentive fees  	241,946
	Brokerage fees (Morgan Stanley DW) 	203,034
	Management fees	      88,275

			Total 	     533,255

NET INCOME 	  1,250,137


NET INCOME ALLOCATION

	Limited Partners	1,147,791
	General Partner	102,346


NET INCOME PER UNIT

	Limited Partners	0.65
	General Partner	0.65









	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the Quarter Ended March 31, 2001
	(Unaudited)



 			                                                           Units of
                                                                        Partnership	Limited	General
                                                                          Interest   	Partners	Partner	Total


Partners' Capital,
	December 31, 2000	1,406,451.233	$13,988,414	$1,718,818	$15,707,232

Offering of Units  	576,481.196	6,422,736	57,000	6,479,736

Net Income                                                                 -		1,147,791	102,346	1,250,137

Redemptions	  (16,595.134)	               (191,163)                   -     	    (191,163)

Partners' Capital,
	March 31, 2001	1,966,337.295	$21,367,778	$1,878,164	$23,245,942



























The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
STATEMENT OF CASH FLOWS
(Unaudited)




	For the Quarter Ended
	March 31, 2001
	$



CASH FLOWS FROM OPERATING ACTIVITIES
Net income  	1,250,137
Noncash item included in net income:
	  	  Net change in unrealized	(632,894)

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(8,440)

Increase in operating liabilities:
		Accrued incentive fees	204,231
	Accrued brokerage fees (Morgan Stanley DW) 	19,803
	Accrued management fees	         8,610

Net cash provided by operating activities	     841,447

CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	6,479,736
	Decrease in subscriptions receivable	909,389
	Decrease in redemptions payable	(2,106,712)
	Redemptions of Units                           	     (191,163)

Net cash provided by financing activities	    5,091,250

Net increase in cash	5,932,697

Balance at beginning of period	   14,391,541

Balance at end of period	   20,324,238







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Currency L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Spectrum Currency L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts in global currency markets. The Partnership commenced operations on July 3, 2000. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P. The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, MS & Co., MSIL and Morgan Stanley DW are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Partners, LLC (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. Brokerage fees are paid to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts in global currency markets. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in
accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.
133 defines a derivative as a financial instrument or other
contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements of financial condition and totaled $1,188,463 and $555,569 at March 31, 2001 and December 31, 2000, respectively.

Net unrealized gains on open contracts of $1,188,463 and $555,569 at March 31, 2001 and December 31, 2000, respectively, related to off-exchange-traded forward currency contracts.

Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarter ended March 31, 2001 and a general discussion of its trading activities. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001

For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $1,783,392 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.4% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 2.9% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Additional gains of approximately 1.6% were recorded primarily during March from short Australian dollar positions as its value weakened relative to the U.S. dollar on evidence of a weak Australian economy, declining commodity prices and increased support for the U.S. dollar. These gains were partially offset by losses of approximately 1.8% recorded primarily during January from long positions in the South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Total expenses for the three months ended March 31, 2001 were $533,255, resulting in net income of $1,250,137. The net asset value of a Unit increased from $11.17 at December 31, 2000 to $11.82 at March 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001. At March 31, 2001, the Partnership's total capitalization was approximately $23 million.

Primary Market               March 31, 2001
     Risk Category	               Value at Risk

     Currency                 	          (2.54)%

The table above represents the VaR of the Partnership's open positions at March 31, 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the March 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the three quarterly reporting periods from July 3, 2000 through March 31, 2001.

Primary Market Risk Category		High	      Low     Average
Currency						(2.85)%	(2.12)%	(2.50)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;

?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at March 31, 2001 and for the end of the three quarterly reporting periods from July 3, 2000 through March 31, 2001 . Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have foreign currency balances at March 31, 2001. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 87% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following was the primary trading risk exposure of the Partnership at March 31, 2001. It may be anticipated however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at March 31, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. For the first quarter of 2001, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership registered 12,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on March 6, 2000 (the "Registration Statement") (SEC File Number 333-90483). As part of the Spectrum Series, Units of the Partnership are sold monthly on a continuous basis at a price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

Through March 31, 2001, 2,031,548.003 total Units of the
Partnership have been sold, leaving 9,968,451.997 Units unsold.
The aggregate price of Units sold through March 31, 2001 was $21,591,437.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

Item 6.	Exhibits and Reports on Form 8-K

(A) 	   Exhibits
 3.01	  Form of Amended and Restated Limited Partnership
  Agreement of the Partnership, dated as of March 23,
  2001, is incorporated by reference to Exhibit A of the
  Partnership's Prospectus, dated March 23, 2001, filed
  with the Securities and Exchange Commission pursuant to
  Rule 424(b)(3) under the Securities Act of 1933.
 3.02	  Certificate of Limited Partnership, dated October 20,
  1999, is incorporated by reference to Exhibit 3.02 of
  the Partnership's Registration Statement on Form S-1
  (File No. 333-90485) filed with the Securities and
  Exchange Commission on November 5, 1999.
10.01	  Management Agreement among the Partnership, Demeter
  Management Corporation, and John W. Henry & Company,
  Inc. dated as of March 6, 2000.
10.01(a)	Amendment to Management Agreement between the
Partnership and John W. Henry & Company, Inc., dated
November 30, 2000, is incorporated by reference to
Exhibit 10.1 of the Partnership's Form 8-K (File No. 0-
31563) filed with the Securities and Exchange Commission
on January 3, 2001.
10.02	  Management Agreement among the Partnership, Demeter
  Management Corporation, and Sunrise Capital Management,
  Inc., dated as of March 6, 2000.
10.02(a)	Amendment to Management Agreement between the Partnership
and Sunrise Capital Partners, LLC, dated November 30,
2000, is incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on January 3, 2001.

10.05 	  Amended and Restated Escrow Agreement among the
  Partnership, Morgan Stanley Dean Witter Spectrum Select
  L.P., Morgan Stanley Dean Witter Spectrum Technical
  L.P., Morgan Stanley Dean Witter Spectrum Strategic
  L.P., Morgan Stanley Dean Witter Spectrum Global
  Balanced L.P., Morgan Stanley Dean Witter Spectrum
  Commodity L.P., Demeter Management Corporation, Dean
  Witter Reynolds Inc., and The Chase Manhattan Bank, the escrow agent, dated as of March 10, 2000.

10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to exhibit B of the
Partnership's Prospectus, dated March 23, 2001, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on
April 6, 2001.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on April 6, 2001.

10.09 	Amended and Restated Customer Agreement between the
Registrant and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90485) filed with the SEC on March 14, 2001.

10.10 	Customer Agreement among the Registrant, Morgan Stanley &
Co. Incorporated, and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.10 of the Partnership's Registration Statement on Form S-1 (File No.
333-90485) filed with the SEC on March 14, 2001.

10.11 	Form of Foreign Exchange and Options Master Agreement
between the Registrant and Morgan Stanley & Co.
Incorporated is incorporated by reference to Exhibit 10.11
of the Partnership's Registration Statement on Form S-1
(File No. 333-90485) filed with the SEC on March 14, 2001.

10.12	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, John W. Henry & Company,
Inc., and Demeter Management Corporation is incorporated by reference to the Partnership's Form 8-K (File No. 0-
31563), filed with the SEC on January 3, 2001.

10.13 	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, Sunrise Capital
Management, Inc., and Demeter Management Corporation is
incorporated by reference to the Partnership's Form 8-K
(File No. 0-31563), filed with the SEC on January 3, 2001.
(B)	Reports on Form 8-K.
Filed with the Securities and Exchange Commission on January 3, 2001. Effective December 1, 2000, the
Partnership amended its management agreements with John W.
Henry & Company, Inc. and Sunrise Capital Partners, LLC.

under which the monthly management fee paid to each trading advisor was reduced from a 4% to a 2% annual rate in the case of John W. Henry & Company, Inc., and from a 3% to a 2% annual rate in the case of Sunrise Capital
Partners, LLC. Additionally, the monthly incentive fee paid by the Partnership to each Trading Advisor was changed from 15% to 20% of Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Morgan Stanley Dean Witter Spectrum
 Currency Fund L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2001            By:/s/Raymond E. Koch_____________________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.