Form 10-Q
period 2001-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY LP
filed 2001-08-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statement of Operations for the Quarter Ended
		June 30, 2001(Unaudited) ..................................3

		Statement of Operations for the Six Months Ended
		June 30, 2001(Unaudited) ..................................4

		Statement of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 (Unaudited).................5

		Statement of Cash Flows for the Six Months Ended
		June 30, 2001(Unaudited).. ................................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-26

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings .....................................27

Item 2.	Changes in Securities and Use of Proceeds ..........27-28

Item 6.	Exhibits and Reports on Form 8-K....................29-30






PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
                       2001        	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	27,805,647 	14,391,541
     Net unrealized gain on open contracts (MS & Co.)	     329,881	        555,569

	     Total Trading Equity	28,135,528	14,947,110

Subscriptions receivable	2,675,963	    3,054,150
Interest receivable (Morgan Stanley DW)	       65,507 	         55,464

	     Total Assets	   30,876,998	   18,056,724

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	124,067  	   2,237,351
	Accrued brokerage fees (Morgan Stanley DW)	109,338 	        55,245
	Accrued management fees	47,538 	       24,020
	Accrued incentive fees	_______-___	      32,876

	     Total Liabilities	        280,943	   2,349,492

Partners' Capital

	Limited Partners (2,492,455.328 and
         1,252,545.441 Units, respectively)	28,669,442	13,988,414
	General Partner (167,495.302 and
          153,905.792 Units, respectively)	    1,926,613	    1,718,818

	     Total Partners' Capital	    30,596,055	  15,707,232

Total Liabilities and Partners' Capital	    30,876,998 	  18,056,724


NET ASSET VALUE PER UNIT	               11.50  	           11.17

	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENT OF OPERATIONS
(Unaudited)


	For the Quarter Ended
	June 30, 2001
	$

REVENUES
	Trading profit (loss):
		Realized                                                                                 398,249
		Net change in unrealized	    (858,582)

			Total Trading Results 	(460,333)

	Interest income (Morgan Stanley DW)  	                               191,100

			Total  	   (269,233)

EXPENSES

	Brokerage fees (Morgan Stanley DW) 	291,611
	Management fees	    126,788

			Total 	    418,399

NET LOSS 	   (687,632)


NET LOSS ALLOCATION

	Limited Partners	(636,081)
	General Partner	(51,551)


NET LOSS PER UNIT

	Limited Partners	(0.32)
	General Partner	(0.32)









	The accompanying notes are an integral part of these financial statements.



MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENT OF OPERATIONS
(Unaudited)


	For the Six Months Ended
	June 30, 2001
	$

REVENUES
	Trading profit (loss):
		Realized	1,370,713
		Net change in unrealized                                                       (225,688)

			Total Trading Results 	1,145,025

	Interest income (Morgan Stanley DW)	    369,134

			Total  	   1,514,159

EXPENSES

	Brokerage fees (Morgan Stanley DW) 	494,645
	Incentive fees  	241,946
	Management fees	     215,063

			Total 	     951,654

NET INCOME 	     562,505


NET INCOME ALLOCATION

	Limited Partners	511,710
	General Partner	50,795


NET INCOME PER UNIT

	Limited Partners	0.33
	General Partner	0.33







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the Six Months Ended June 30, 2001
	(Unaudited)



 			                                                           Units of
                                                                        Partnership	Limited	General
                                                                          Interest   	Partners	Partner	Total
         	                                                                                   $	                           $	   $

Partners' Capital,
	December 31, 2000	1,406,451.233	13,988,414	1,718,818	15,707,232

Offering of Units  	1,293,599.802	14,631,904	157,000	14,788,904

Net Income                                                                 -		511,710	50,795	562,505

Redemptions	  (40,100.405)          	    (462,586)                   -      	   (462,586)

Partners' Capital,
	June 30, 2001	  2,659,950.630	  28,669,442	 1,926,613	  30,596,055



























The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
STATEMENT OF CASH FLOWS
(Unaudited)




	For the Six Months Ended
	June 30, 2001
	$


CASH FLOWS FROM OPERATING ACTIVITIES

Net income  	562,505
Noncash item included in net income:
	  	  Net change in unrealized	225,688

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)                              (10,043)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW) 	54,093
	Accrued management fees	23,518
		Accrued incentive fees                                                            (32,876)

Net cash provided by operating activities	    822,885

CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	14,788,904
	Decrease in subscriptions receivable	378,187
	Decrease in redemptions payable                                              (2,113,284)
	Redemptions of Units                      (462,586)

Net cash provided by financing activities	   12,591,221

Net increase in cash	13,414,106

Balance at beginning of period	   14,391,541

Balance at end of period	   27,805,647





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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

1. Organization
Morgan Stanley Dean Witter Spectrum Currency L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts in global currency markets. The Partnership commenced operations on July 3, 2000. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, MS & Co., MSIL and Morgan Stanley DW are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Partners, LLC (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. Brokerage fees are paid to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts in global currency markets. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential

      MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.
The net unrealized gains on open contracts reported as a component of "Equity in futures interests trading accounts" on the

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements of financial condition and their longest contract maturity were as follows:

                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
                   Traded      Traded       Total       Traded      Traded
Date              Contracts   Contracts   Contracts    Contracts   Contracts
                       $          $		    $

June 30, 2001          -       329,881      329,881        -        Sept. 2001

December 31, 2000      -       555,569      555,569        -        March 2001


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001

For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $269,233 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.3% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to revive that country's ailing economy. Losses of approximately 1.5% were also experienced primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. Additional losses of approximately 1.4% were recorded primarily during April and early May from short positions in the Australian dollar as its value strengthened and the U.S. dollar weakened on fears of an economic slowdown in the U.S. accentuated by additional weakness in U.S. economic data. These losses were partially offset by gains of approximately 3.1% recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by European Central Bank officials were seen as playing down the prospect of intervention and signs that the European economy was slowing while inflation was rising. Total expenses for the three months ended June 30, 2001 were $418,399, resulting in a net loss of $687,632. The net asset value of a Unit decreased from $11.82 at March 31, 2001 to $11.50 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,514,159 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.9% were recorded throughout the majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 3.8% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Additional gains of approximately 1.3% were recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. These gains were partially offset by losses of approximately 2.7% recorded primarily during January from long positions in the South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Additional losses were recorded throughout the second quarter from South African rand positions. Losses of approximately 1.8% were experienced primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. Total expenses for the six months ended June 30, 2001 were $951,654, resulting in net income of $562,505. The net asset value of a Unit increased from $11.17 at December 31, 2000 to $11.50 at June 30, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets in its primary market risk category at June 30, 2001. At June
30, 2001, the Partnership's total capitalization was approximately $31 million.

Primary Market                June 30, 2001
     Risk Category	               Value at Risk

     Currency                 	         (2.63)%

The table above represents the VaR of the Partnership's open positions at June 30, 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the June 30, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 3, 2000 through June 30, 2001.

Primary Market Risk Category		 High	      Low     Average
Currency						(2.85)%	(2.12)%	(2.53)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at June 30, 2001 and for the end of the four quarterly reporting periods from July 3, 2000 through June 30, 2001 . Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have foreign currency balances at June 30, 2001.

At June 30, 2001, the Partnership's cash balance at Morgan
Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposure of the Partnership at June 30, 2001. It may be anticipated however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. For the second quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded.

Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Through June 30, 2001, 2,740,042.249 total Units of the
Partnership have been sold, leaving 9,259,957.751 Units unsold.
The aggregate price of Units sold through June 30, 2001 was $29,800,605.

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
  Management Corporation, and John W. Henry & Company,
  Inc. dated as of March 6, 2000, is incorporated by
  reference to Exhibit 10.01 of the Partnership's Form 10-Q(File No. 0-31563) filed with the Securities and
  Exchange Commission on November 14, 2000.
10.02	  Management Agreement among the Partnership, Demeter
  Management Corporation, and Sunrise Capital Management,
  Inc., dated as of March 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form
  10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on November 14, 2000.

10.05 	  Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Spectrum Select
L.P., Morgan Stanley Dean Witter Spectrum Technical
L.P., Morgan Stanley Dean Witter Spectrum Strategic
L.P., Morgan Stanley Dean Witter Spectrum Global
Balanced L.P., Morgan Stanley Dean Witter Spectrum
Commodity L.P., Demeter Management Corporation, Dean
Witter Reynolds Inc., and The Chase Manhattan Bank, the
escrow agent, dated as of March 10, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 10-Q (File No. 0-31563) filed with
the Securities and Exchange Commission on November 14,
2000.
10.06	  Form of Subscription and Exchange Agreement and Power of
  Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus, dated March 23, 2001, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on April 6, 2001.

10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on April 6, 2001.

10.09 	Amended and Restated Customer Agreement between the
Registrant and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90485) filed with the Securities and Exchange Commission on March
14, 2001.

10.10 	Customer Agreement among the Registrant, Morgan Stanley &
Co. Incorporated, and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.10 of the Partnership's Registration Statement on Form S-1 (File No.
333-90485) filed with the Securities and Exchange
Commission on March 14, 2001.

10.11 	Form of Foreign Exchange and Options Master Agreement
between the Registrant and Morgan Stanley & Co.
Incorporated is incorporated by reference to Exhibit 10.11
of the Partnership's Registration Statement on Form S-1
(File No. 333-90485) filed with the Securities and Exchange Commission on March 14, 2001.

10.12	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, John W. Henry & Company,
Inc., and Demeter Management Corporation is incorporated by reference to the Partnership's Form 8-K (File No. 0-
31563), filed with the Securities and Exchange Commission on January 3, 2001.

10.13 	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, Sunrise Capital
Management, Inc., and Demeter Management Corporation is
incorporated by reference to the Partnership's Form 8-K
(File No. 0-31563), filed with the Securities and Exchange
Commission on January 3, 2001.
(B)	Reports on Form 8-K.- None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Morgan Stanley Dean Witter Spectrum
 Currency Fund L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2001         By:/s/Raymond E. Koch_____________________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.