Form 10-Q
period 2001-09-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2001-11-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to________________

Commission File No. 0-31563

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	(Exact name of registrant as specified in its charter)


		Delaware		 				     13-4084211
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647

Morgan Stanley Dean Witter Spectrum Currency L.P.
Two World Trade Center, 62nd Fl., New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
 		2001 (Unaudited) and December 31, 2000...................2

		Statements of Operations for the Quarters Ended
September 30, 2001 and 2000 (Unaudited)..................3

		Statements of Operations for the Nine Months Ended
September 30, 2001 and the Period from July 3, 2000
(commencement of operations) to September 30, 2000
(Unaudited)..............................................4

		Statements of Changes in Partners' Capital for the
Nine Months Ended September 30, 2001 and the Period
from July 3, 2000 (commencement of operations) to
September 30, 2000 (Unaudited)...........................5

		Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and the Period from July 3, 2000
(commencement of operations) to September 30, 2000
(Unaudited) .............................................6

		Notes to Financial Statements (Unaudited).............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.... 12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.......................................18-27

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings....................................28

Item 2.	Changes in Securities and Use of Proceeds............28

Item 6.	Exhibits and Reports on Form 8-K..................29-31



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
                                  2001        	    2000
	$	$
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Cash	33,974,079 	14,391,541
     Net unrealized gain on open contracts (MS & Co.)	     569,865	        555,569

	     Total Trading Equity	34,543,944	14,947,110

Subscriptions receivable	1,868,821	    3,054,150
Interest receivable (Morgan Stanley DW)	       66,914 	         55,464

	     Total Assets	  36,479,679	   18,056,724

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued brokerage fees (Morgan Stanley DW)                                	130,695                              55,245
	Redemptions payable                            98,877    	                     2,237,351
	Accrued management fees                                                                 56,824 	       24,020
	Accrued incentive fees                                                                           -       		       32,876

	     Total Liabilities	      286,396	   2,349,492


Partners' Capital

	Limited Partners (3,064,186.452 and
          1,252,545.441 Units, respectively)	34,269,563	13,988,414
	General Partner (172,007.937 and
          153,905.792 Units, respectively)	    1,923,720	    1,718,818

	     Total Partners' Capital	   36,193,283	  15,707,232

Total Liabilities and Partners' Capital	   36,479,679 	  18,056,724


NET ASSET VALUE PER UNIT	            11.18  	           11.17

	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Quarters Ended September 30,

                                                                                                            2001   	   2000
                                                                                                               $	   $

REVENUES
	Trading profit (loss):
		Realized	                                                                                (677,092)	634,889
		Net change in unrealized	   239,984  	                   (297,862)

			Total Trading Results 	                                                       (437,108)  	337,027

	Interest income (Morgan Stanley DW)	   206,502	     85,942

			Total  	                                                                                 (230,606)	   422,969

EXPENSES

	Brokerage fees (Morgan Stanley DW) 	365,901	                       98,240
	Management fees	159,087	74,586
 	Incentive fees                                                                                          -		      34,639

		  	Total	   524,988	   207,465


NET INCOME (LOSS)	                                                                        (755,594)  	    215,504


NET INCOME (LOSS) ALLOCATION

	Limited Partners	                                                                             (702,701)	 180,393
	General Partner	                                                                                (52,893) 	35,111


NET INCOME (LOSS) PER UNIT

	Limited Partners	                                                                                  (0.32)	 0.24
	General Partner	                                                                                   (0.32)	 0.24




	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                                                 For the Period from
                                                                                                                      July 3, 2000
	                                                                                                (commencement of
                                                             For the Nine Months Ended           operations) to
                                                                   September 30, 2001           September 30, 2000
                                                                                     $                                         $

REVENUES
	Trading profit (loss):
		Realized	693,621	                             634,889
		Net change in unrealized	                                                      14,296 	                           (297,862)

			Total Trading Results 	 707,917 	                            337,027

	Interest income (Morgan Stanley DW)	     575,636	                               85,942

			Total  	   1,283,553	                             422,969

EXPENSES

	Brokerage fees (Morgan Stanley DW) 	860,546	                              98,240
	Management fees	374,150	                              74,586
	Incentive fees 	   241,946	                              34,639

			Total 	   1,476,642 	                           207,465

NET INCOME (LOSS)                         (193,089)  	                          215,504


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                (190,991)	                           180,393
	General Partner	(2,098) 	                            35,111


NET INCOME PER UNIT

	Limited Partners	0.01	                               0.24
	General Partner	0.01	                               0.24




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2001
	and the Period from July 3, 2000
(commencement of operations) to
September 30, 2000
	(Unaudited)

 			                                                           Units of
                                                                        Partnership	Limited	    General
                                                                          Interest   	Partners	     Partner	       Total
                          	                $	                           $	                          $

Partners' Capital,
   July 3, 2000
    (commencement of operations)                           2.000		10	10	20

Initial Offering                    633,152.332 	             4,886,888          1,444,635   	       6,331,523

Offering of Units  	486,265.430 	             4,865,085	               50,000	          4,915,085

Net income                                                                -		180,393	35,111	215,504

Redemptions	   (1,712.991)	                 (17,541)	         -        	              (17,541)

Partners' Capital,
	September 30, 2000	 1,117,706.771	9,914,835 	1,529,756	 11,444,591





Partners' Capital,
	December 31, 2000	       1,406,451.233  	           13,988,414          1,718,818    	    15,707,232

Offering of Units             1,905,541.135	             21,329,007	             207,000	       21,536,007

Net loss                    -	        (190,991)	               (2,098)	           (193,089)

Redemptions                 (75,797.979)	               (856,867)         -        	            (856,867)

Partners' Capital,
	September 30, 2001	 3,236,194.389	 34,269,563 	  1,923,720	   36,193,283


The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


		                                                           For the Period from
                                                                                                                  July 3, 2000
                                                                                                                 (commencement of
                                                        For the Nine Months Ended           operations) to
                                                        September 30, 2001           September 30, 2000
                                                                      $                                           $



CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 (193,089)                         215,504
Noncash item included in net income (loss):
	  	  Net change in unrealized	                                                       (14,296)	                         297,862

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	                               (11,450)  	                       (38,103)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW) 	                      75,450	                           39,385
	Accrued management fees	                                                       32,804	                           29,826
	Accrued incentive fees	                                                             (32,876)	                            2,306

Net cash provided by (used for) operating activities	                          (143,457)	                        546,780


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units                               21,536,007                      4,915,085
	(Increase) decrease in subscriptions receivable	                         1,185,329	                     (1,049,717)
	Increase (decrease) in redemptions payable	                            (2,138,474)	                           17,541
	Redemptions of Units	                      (856,867)	                         (17,541)
	Initial offering  	                                                          -       	                    6,331,543

Net cash provided by financing activities	  19,725,995	                    10,196,911

Net increase in cash	19,582,538	                    10,743,691

Balance at beginning of period                                                     	  14,391,541                    	-

Balance at end of period	                                33,974,079  	                   10,743,691



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Currency L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Incorporated. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, MS & Co., MSIL and Morgan Stanley DW are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Partners, LLC (collectively, the "Trading Advisors").

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements of financial condition and their longest contract maturities were as follows:
                         Net Unrealized Gains
                           on Open Contracts             Longest Maturities


      	           Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
                  Traded       Traded       Total      Traded       Traded
Date             Contracts    Contracts   Contracts   Contracts    Contracts
                 $             $            $

Sept. 30, 2001       -         569,865      569,865        -        Dec. 2001

Dec. 31, 2000        -         555,569      555,569        -        March 2001


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are

MORGAN STANLEY DEAN WITTER SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and the period from July 3, 2000 (commencement of operations) to September 30, 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001

For the quarter ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $230,606 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.3% were recorded primarily during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. Losses of approximately 1.6% were experienced primarily during July from short positions in the euro and Swiss franc as the value of these European currencies reversed higher versus the U.S. dollar following Chairman Greenspan's testimony highlighting that the U.S. economy still faces weakness. Benign European inflation data also boosted the values of these currencies. During September, losses were recorded from long positions in the euro and Japanese yen as their values reversed lower and the U.S. dollar strengthened amid newly released optimistic economic data out of the U.S. and the Bank of Japan's surprise interventions, which also boosted the U.S. dollar. Losses of approximately 0.8% were experienced during early July from long positions in the Mexican peso as its value weakened relative to the U.S. dollar on worries that Argentina won't meet its debt obligations and that Argentina's economic crisis could hit Mexico. These losses were partially offset by gains of approximately 4.1% recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. Total expenses for the three months ended September 30, 2001 were $524,988, resulting in a net loss of $755,594. The net asset value of a Unit decreased from $11.50 at June 30, 2001 to $11.18 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of

$1,283,553 and, after expenses, posted a net loss for the period. The most significant gains of approximately 3.4% were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Gains of approximately 1.4% were recorded throughout the majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 1.3% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. These gains were partially offset by losses of approximately 2.0% recorded primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. Total expenses for the nine months ended September 30, 2001 were $1,476,642, resulting in a net loss of $193,089. The net asset value of a Unit, however, increased from $11.17 at December 31, 2000 to $11.18 at September 30, 2001, due to the increase in Partnership total Units.

For the Period from July 3, 2000 (commencement of operations) to
September 30, 2000

For the period from July 3, 2000 (commencement of operations) to September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $422,969 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.5% were recorded primarily during July from short British pound positions as the value of the pound weakened relative to the U.S. dollar after June data showed Britain's manufacturing sector grew at its slowest rate since June 1999. Additional profits of approximately 1.2% were recorded primarily during August from short euro positions as the value of the European common currency weakened versus the U.S. dollar and other major currencies amid a cooling economy in Europe and in the wake of the European Central Bank decision to raise interest rates. During August and September, additional gains of approximately 1.1% were experienced from short New Zealand dollar positions as its value dropped relative to the U.S. dollar on a worse-than-expected contraction in New Zealand gross domestic product. Additional gains of approximately 0.9% resulted primarily during July from short positions in the Thai baht as its value weakened versus the U.S. dollar. Short Thai baht positions were also profitable during September as its value fell sharply versus the U.S. dollar on investor concerns over political developments in Indonesia. A portion of overall Partnership gains was offset by losses of approximately 1.3% recorded primarily during August from short Japanese yen positions as the value of the yen strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the Bank of Japan could raise interest rates further by December. Long Japanese yen positions incurred losses during September as the yen's value weakened against the U.S. dollar on warnings that the Japanese economy may shrink in the fourth quarter because of lethargic consumer spending. Additional losses of approximately 1.0% were recorded from long Australian dollar positions as its value declined versus the U.S. dollar during August on weakness in the euro and fading Australian interest rate expectations. Total expenses for the period from July 3, 2000 (commencement of operations) to September 30, 2000 were $207,465, resulting in net income of $215,504. The net asset value of a Unit increased from $10.00 at July 3, 2000 (commencement of operations) to $10.24 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000.

At September 30, 2001 and 2000, the Partnership's total
capitalization was approximately $36 million and $11 million, respectively.
    Primary Market	    September 30, 2001	September 30, 2000
     Risk Category	      Value at Risk		  Value at Risk

     Currency                (1.86)%              (2.85)%

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2000 through September 30, 2001.

Primary Market Risk Category		 High	      Low     Average
Currency						(2.63)%	(1.86)%	(2.29)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2001.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 94% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following was the primary trading risk exposure of the Partnership at September 30, 2001. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at September 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. At September 30, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 3,347,470.947 total Units of the
Partnership have been sold, leaving 8,652,529.053 Units unsold.
The aggregate price of Units sold through September 30, 2001 was $36,497,708.

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

3.02 Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1
(File No. 333-90485) filed with the Securities and Exchange Commission on November 5, 1999.

3.03		Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Spectrum Currency L.P.)
is incorporated by reference to the Partnership's Form
8-K (File No. 0-31563) filed with the Securities and
Exchange Commission on November 1, 2001.

10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc. dated as of March 6,
2000, is incorporated by reference to Exhibit 10.1 of the Partnership's Quarterly Report on Form 10-Q (File
No. 0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.

10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Management, Inc., dated as of March 6,
2000, is incorporated by reference to Exhibit 10.2 of the Partnership's Quarterly Report on Form 10-Q (File
No. 0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.

10.05		Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P.,
Morgan Stanley Spectrum Technical L.P., Morgan Stanley
Spectrum Strategic L.P., Morgan Stanley Spectrum Global
Balanced L.P., Morgan Stanley Spectrum Commodity L.P.,
Demeter, Morgan Stanley DW and The Chase Manhattan
Bank, the escrow agent, dated as of March 10, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Registration Statement on Form S-1(File
No. 333-90485) filed with the Securities and Exchange
Commission on November 2, 2001.

10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated March 23, 2001, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on
April 6, 2001.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated March 23,
2001, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on April 6, 2001.

10.09 	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
30, 2000 is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1,
2001.

10.10 	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of June 6, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
31563) filed with the Securities and Exchange Commission on November 1, 2001.

10.11 	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of June 30, 1999, is incorporated by reference to
Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

10.12	Amendment to Management Agreement, dated as of November
30, 2000, among the Registrant, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to the Partnership's Form 8-K (File No. 0-31563), filed with the
Securities and Exchange Commission on January 3, 2001.

10.13 Amendment to Management Agreement, dated as of November 30, 2000, among the Registrant, Sunrise Capital
Management, Inc., and Demeter is incorporated by reference to the Partnership's Form 8-K (File No. 0-31563), filed with the Securities and Exchange Commission on January 3, 2001.

10.14	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of June 6, 2000, is incorporated
by reference to Exhibit 10.03 of the Partnership's Form 8-
K (File No. 0-31563) filed with the Securities and
Exchange Commission on November 1, 2001.
(B)	Reports on Form 8-K.- None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Morgan Stanley Spectrum Currency
 L.P. (Registrant)

                        By:   	Demeter Management Corporation
                              	(General Partner)

November 14, 2001       By:/s/	Raymond E. Koch
                              	Raymond E. Koch
                              	Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.