Form 10-Q
period 2002-03-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2002-05-14
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-31563

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4084211
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department,
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2002
		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-15

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-25

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 26

Item 2.	Changes in Securities and Use of Proceeds...........	.. 26

Item 6.	Exhibits and Reports on Form 8-K....................27-29








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                 2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	51,120,766	43,241,135
	Net unrealized gain (loss) on open contracts (MS & Co.) 	     (279,232)	    3,178,383

	     Total Trading Equity	50,841,534	46,419,518

Subscriptions receivable	4,008,120	2,642,117
Interest receivable (Morgan Stanley DW)	        59,001	        50,588

	     Total Assets	  54,908,655  	    49,112,223

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	715,267	165,224
	Accrued brokerage fees (Morgan Stanley DW)	203,121	154,729
	Accrued management fees	88,314	67,274
	Accrued incentive fees	         -     	     913,255

	     Total Liabilities	  1,006,702	 1,300,482

Partners' Capital

	Limited Partners (4,605,595.722 and
	   3,674,315.446 Units, respectively)	51,762,609	45,598,611
	General Partner (190,348.861 and
	   178,332.987 Units, respectively)	    2,139,344	   2,213,130

	   Total Partners' Capital	  53,901,953	 47,811,741

	   Total Liabilities and Partners' Capital	   54,908,655	   49,112,223


NET ASSET VALUE PER UNIT	          11.24	         12.41


	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(811,970)	972,464
		Net change in unrealized	  (3,457,615)	     632,894

			Total Trading Results 	(4,269,585)	1,605,358

		Interest Income (Morgan Stanley DW)	      160,678 	     178,034

			Total  	   (4,108,907)	  1,783,392


EXPENSES

	Brokerage fees (Morgan Stanley DW)	582,419	203,034
	Management fees	253,226	88,275
	Incentive fees	          -       	     241,946

			Total 	       835,645	     533,255


NET INCOME (LOSS)	  (4,944,552)	  1,250,137


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(4,730,766)	1,147,791
	General Partner	(213,786)	102,346


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.17)	0.65
	General Partner	(1.17)	0.65




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2000	1,406,451.233	13,988,414	1,718,818	15,707,232

Offering of Units	576,481.196	6,422,736	57,000	6,479,736

Net Income	-	1,147,791	102,346	1,250,137

Redemptions	    (16,595.134)	  (191,163)	      -      	 (191,163)

Partners' Capital,
	March 31, 2001	 1,966,337.295	21,367,778	1,878,164	23,245,942





Partners' Capital,
	December 31, 2001	3,852,648.433	45,598,611	2,213,130	47,811,741

Offering of Units	1,069,236.510	12,349,547	140,000	12,489,547

Net Loss	-	(4,730,766)	(213,786)	(4,944,552)

Redemptions	  (125,940.360)	(1,454,783)	       -      	(1,454,783)

Partners' Capital,
	March 31, 2002	4,795,944.583	51,762,609	2,139,344	53,901,953









The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(4,944,552)	1,250,137
Noncash item included in net income (loss):
		Net change in unrealized	3,457,615	(632,894)

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(8,413)	(8,440)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	48,392	19,803
		Accrued management fees	21,040	       8,610
		Accrued incentive fees	   (913,255)	   204,231

Net cash provided by (used for) operating activities	(2,339,173)	   841,447


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	12,489,547	6,479,736
(Increase) decrease in subscriptions receivable	(1,366,003)	909,389
Increase (decrease) in redemptions payable	550,043	(2,106,712)
Redemptions of Units	(1,454,783)	    (191,163)

Net cash provided by financing activities	 10,218,804	 5,091,250

Net increase in cash	7,879,631	5,932,697

Balance at beginning of period	 43,241,135	 14,391,541

Balance at end of period	 51,120,766	 20,324,238







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Currency L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Currency L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts in global currency markets. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.

The general partner is Demeter Management Corporation ("Demeter").

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Partners, LLC (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. Brokerage fees are paid to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts in global currency markets. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest maturities were as follows:

                        Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded       Traded       Total      Traded       Traded
                     $            $           $

Mar. 31, 2002	-	(279,232)	(279,232)	-	Jun. 2002
Dec. 31, 2001	-	3,178,383	3,178,383	-	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co.,

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors' or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $4,108,907 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.4% were recorded primarily during March from previously established long positions in the South African rand as its value reversed lower versus the U.S. dollar on mounting concerns ahead of Zimbabwe's presidential elections. Additional losses of approximately 2.5% were recorded from previously established short positions in the euro and Swiss franc as the value of these European currencies reversed higher versus the U.S. dollar due to the weakness in equities during the first half of February and improved economic confidence in Europe. Losses of approximately 1.6% were also recorded primarily during January from previously established long positions in the British pound as its value weakened versus the U.S. dollar due to the sluggish economic growth rate in Great Britain. Additional losses of approximately 1.4% were experienced primarily during early March from previously established short positions in the Japanese yen as its value reversed higher versus the U.S. dollar amid a repatriation of assets from the U.S. to Japan. As a result of this strengthening, new long Japanese yen positions were established only to result in additional losses later in March as the value of the yen reversed lower on expectations that the repatriation flows ahead of the Japanese fiscal year-end would be ending. A portion of the Partnership's overall losses was partially offset by gains of approximately 0.9% recorded primarily during March from previously established long positions in the Australian dollar as its value strengthened versus the U.S. dollar due to rising commodity prices. Total expenses for the three months ended March 31, 2002 were $835,645, resulting in a net loss of $4,944,552. The net asset value of a Unit decreased from $12.41 at December 31, 2001 to $11.24 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $1,783,392 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.4% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 2.9% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Additional gains of approximately 1.6% were recorded primarily during March from short Australian dollar positions as its value weakened relative to the U.S. dollar on evidence of a weak Australian economy, declining commodity prices and increased support for the U.S. dollar.
These gains were partially offset by losses of approximately 1.8% recorded primarily during January from long positions in the South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Total expenses for the three months ended March 31, 2001 were $533,255, resulting in net income of $1,250,137. The net asset value of a Unit increased from $11.17 at December 31, 2000 to $11.82 at March 31, 2001.

Item 3.	  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $54 million and $23 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(1.35)%	 	  (2.54)%

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(2.81)%	(1.35)%	(2.17)%



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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data,

VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have foreign currency balances at March 31, 2002.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 95% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following was the only trading risk exposure of the Partnership at March 31, 2002. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. At March 31, 2002, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 1.  LEGAL PROCEEDINGS
None.

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

Through March 31, 2002, 5,064,981.493 Units were sold, leaving
6,935,018.507 Units unsold. The aggregate price of the Units sold through March 31, 2002 was $56,439,550.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, dated as of April 30, 2002,
is incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 30, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-90485) filed with the Securities and Exchange
Commission on November 5, 1999.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Currency L.P.)
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.01 of the
Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-31563),
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Partners, LLC, dated as of March 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.

10.02(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Sunrise Capital
Partners, LLC, and Demeter is incorporated by reference
to Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-31563), filed with the Securities and Exchange
Commission on January 3, 2001.
10.05	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW and The Chase Manhattan Bank, the escrow
agent, dated as of March 10, 2000, is incorporated by
reference to Exhibit 10.05 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90485)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference
to Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.09	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-31563) filed with
the Securities and Exchange Commission on November 1,
2001.
10.10	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-31563) filed with the Securities and Exchange
Commission on November 1, 2001.

10.11	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of June 30, 2000, is
incorporated by reference to Exhibit 10.04 of the
Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

 (B)	Reports on Form 8-K. - None.

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




                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 14, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.