Form 10-Q
period 2002-06-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2002-08-14
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400



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

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2002
		(Unaudited) and December 31, 2001	2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited)	3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2002 and 2001 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33-34

Item 6.	Exhibits and Reports on Form 8-K	34-36


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   June 30,	     December 31,
                     2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	67,516,192	43,241,135
	Net unrealized gain on open contracts (MS & Co.) 	  5,856,642	    3,178,383

	     Total Trading Equity	73,372,834	46,419,518

Subscriptions receivable	4,529,617	2,642,117
Interest receivable (Morgan Stanley DW)	       69,140	        50,588

	     Total Assets	77,971,591	    49,112,223

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	844,660	913,255
	Redemptions payable	678,509	165,224
	Accrued brokerage fees (Morgan Stanley DW)	254,124	154,729
	Accrued management fees	    110,488	      67,274

	     Total Liabilities	 1,887,781	 1,300,482

Partners' Capital

	Limited Partners (5,299,814.960 and
	   3,674,315.446 Units, respectively)	73,344,192	45,598,611
	General Partner (197,963.443 and
	   178,332.987 Units, respectively)	  2,739,618	   2,213,130

	     Total Partners' Capital	76,083,810	 47,811,741

	     Total Liabilities and Partners' Capital	  77,971,591	   49,112,223


NET ASSET VALUE PER UNIT	         13.84	         12.41


	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	9,128,194	398,249
		Net change in unrealized	  6,135,874	     (858,582)

			Total Trading Results 	15,264,068	(460,333)

		Interest income (Morgan Stanley DW)	     193,220	     191,100

			Total  	15,457,288	  (269,233)


EXPENSES

	Incentive fees                                              1,246,393                            -
	Brokerage fees (Morgan Stanley DW)	 682,751	291,611
	Management fees	     296,849	     126,788

			Total 	  2,225,993	     418,399


NET INCOME (LOSS)	13,231,295	  (687,632)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	12,731,021	(636,081)
	General Partner	500,274	(51,551)


NET INCOME (LOSS) PER UNIT

	Limited Partners	2.60	(0.32)
	General Partner	2.60	(0.32)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	8,316,224	1,370,713
		Net change in unrealized	  2,678,259	     (225,688)

			Total Trading Results 	10,994,483	1,145,025

		Interest income (Morgan Stanley DW)	    353,898	     369,134

			Total  	11,348,381	  1,514,159


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,265,170	494,645
	Incentive fees	1,246,393	241,946
	Management fees	    550,075	      215,063

			Total 	 3,061,638	     951,654


NET INCOME	  8,286,743	     562,505


NET INCOME ALLOCATION

	Limited Partners	8,000,255	511,710
	General Partner	286,488	50,795


NET INCOME PER UNIT

	Limited Partners	1.43	0.33
	General Partner	1.43	0.33





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2000	1,406,451.233	13,988,414	1,718,818	15,707,232

Offering of Units	1,293,599.802	14,631,904	157,000	14,788,904

Net Income	-	511,710	50,795	562,505

Redemptions	    (40,100.405)	  (462,586)	         -      	    (462,586)

Partners' Capital,
	June 30, 2001	 2,659,950.630	    28,669,442	 1,926,613	 30,596,055





Partners' Capital,
	December 31, 2001	3,852,648.433	45,598,611	2,213,130	47,811,741

Offering of Units	1,882,743.203	22,639,357	240,000	22,879,357

Net Income	-	8,000,255	286,488	8,286,743

Redemptions	  (237,613.233)	 (2,894,031)	         -      	(2,894,031)

Partners' Capital,
	June 30, 2002	5,497,778.403	73,344,192	2,739,618	76,083,810










The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	8,286,743	562,505
Noncash item included in net income:
		Net change in unrealized	(2,678,259)	225,688

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(18,552)	(10,043)

Increase (decrease) in operating liabilities:
		Accrued incentive fees	(68,595)	   (32,876)
		Accrued brokerage fees (Morgan Stanley DW)	99,395	54,093
		Accrued management fees	      43,214	     23,518

Net cash provided by operating activities	  5,663,946	   822,885


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	22,879,357	14,788,904
(Increase) decrease in subscriptions receivable	(1,887,500)	378,187
Increase (decrease) in redemptions payable	513,285	(2,113,284)
Redemptions of Units	 (2,894,031)	    (462,586)

Net cash provided by financing activities	 18,611,111	 12,591,221

Net increase in cash	24,275,057	13,414,106

Balance at beginning of period	 43,241,135	 14,391,541

Balance at end of period	 67,516,192	 27,805,647






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner is Demeter Management Corporation ("Demeter").

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
The trading advisors to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Partners, LLC (collectively, the "Trading Advisors").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                            Net Unrealized Gains
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Jun. 30, 2002	-	5,856,642	5,856,642	-	Sep. 2002
Dec. 31, 2001	-	3,178,383	3,178,383	-	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General.  The Partnership's results depend on the Trading
Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $15,457,288 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.2% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 4.5% from previously established long positions in the Swiss franc and approximately 2.7% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 2.5% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the three months ended June 30, 2002 were $2,225,993, resulting in net income of $13,231,295. The net asset value of a Unit increased from $11.24 at March 31, 2002 to $13.84 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $11,348,381 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.3% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 3.7% from previously established long positions in the Swiss franc and approximately 2.8% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 3.3% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the six months ended June 30, 2002 were $3,061,638, resulting in net income of $8,286,743. The net asset value of a Unit increased from $12.41 at December 21, 2001 to $13.84 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $269,233 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.3% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and an optimism that the Japanese government would unveil an emergency package to revive that country's ailing economy. Losses of approximately 1.5% were also experienced primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. Additional losses of approximately 1.4% were recorded primarily during April and early May from short positions in the Australian dollar as its value strengthened and the U.S. dollar weakened on fears of an economic slowdown in the U.S. accentuated by additional weakness in U.S. economic data. These losses were partially offset by gains of approximately 3.1% recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by European Central Bank officials were seen as playing down the prospect of intervention and signs that the European economy was slowing while inflation was rising. Total expenses for the three months ended June 30, 2001 were $418,399, resulting in a net loss of $687,632. The net asset value of a Unit decreased from $11.82 at March 31, 2001 to $11.50 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $76 million and $31 million, respectively.

	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(2.81)%	 	  (2.63)%

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(2.96)%	(1.35)%	(2.21)%



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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have foreign currency balances at June 30, 2002.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 79% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following was the only trading risk exposure of the Partnership at June 30, 2002. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At June 30, 2002, the Partnership's exposure were mostly to outright U.S. dollar positions. These other currencies include major and minor currencies. Outright positions consist of the U.S. dollar vs. other currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 12,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on March 6, 2000 (the "Registration Statement") (SEC File Number 333-90483). As part of the Spectrum Series, Units of the Partnership are sold monthly on a continuous basis at a price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

The Partnership registered an additional 1,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 2002 (SEC File Number 333-84654).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Through June 30, 2002, 5,870,873.604 Units were sold, leaving
7,129,126.396 Units unsold. The aggregate price of the Units sold through June 30, 2002 was $66,729,360.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, dated as of April 30, 2002,
is incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 30, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-90485) filed with the Securities and Exchange
Commission on November 5, 1999.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Currency L.P.)
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.01 of the
Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-31563), filed with the Securities and Exchange Commission on January 3, 2001.

10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Partners, LLC, dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.02 of the
Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.02(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Sunrise Capital
Partners, LLC, and Demeter is incorporated by reference
to Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-31563), filed with the Securities and Exchange
Commission on January 3, 2001.
10.05	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW and The Chase Manhattan Bank, the escrow
agent, dated as of March 10, 2000, is incorporated by
reference to Exhibit 10.05 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90485)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 8, 2002.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference
to Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.09	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1,
2001.

10.10	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-31563) filed with the Securities and Exchange
Commission on November 1, 2001.
10.11	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of June 30, 2000, is
incorporated by reference to Exhibit 10.04 of the
Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-31563)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Financial Reports.

(B)  Reports on Form 8-K - None.

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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 14, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Currency L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Currency L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:/s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002