Form 10-Q
period 2002-09-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2002-11-14
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-31563

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4084211
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ     	   	  07311
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Avenue, 8th Floor, New York, NY 10022

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

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2002
		(Unaudited) and December 31, 2001	2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)	3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
	  Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-32

Item 4.	Controls and Procedures	32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33-34

Item 5.	Other Information	34-36

Item 6.	Exhibits and Reports on Form 8-K	36-39



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION

                                                     September 30,	     December 31,
                                                  2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	  77,656,589	43,241,135
	Net unrealized gain (loss) on open contracts (MS&Co.) 	     (317,329)	    3,178,383

	     Total Trading Equity	  77,339,260	46,419,518

Subscriptions receivable	   3,567,690	2,642,117
Interest receivable (Morgan Stanley DW)	        82,658	        50,588

	     Total Assets	  80,989,608	    49,112,223

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	    3,613,653	165,224
	Accrued brokerage fees (Morgan Stanley DW)	     301,101	154,729
	Accrued management fees	      130,914	67,274
	Accrued incentive fees	           -     	     913,255

	     Total Liabilities	    4,045,668	 1,300,482

Partners' Capital

	Limited Partners (6,035,929.050 and
	   3,674,315.446 Units, respectively)	    74,611,815	45,598,611
	General Partner (188,663.697 and
	   178,332.987 Units, respectively)	     2,332,125	   2,213,130

	     Total Partners' Capital	   76,943,940	 47,811,741

	     Total Liabilities and Partners' Capital	   80,989,608	   49,112,223


NET ASSET VALUE PER UNIT	            12.36	         12.41



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	     (1,326,778)	(677,092)
		Net change in unrealized	 (6,173,971)	     239,984

			Total Trading Results 	   (7,500,749)	(437,108)

	Interest income (Morgan Stanley DW)	     246,494	     206,502

			Total  	  (7,254,255)	  (230,606)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	      890,107	365,901
	Management fees	      387,002	     159,087

			Total 	   1,277,109	     524,988


NET LOSS	 (8,531,364)	  (755,594)


NET LOSS ALLOCATION

	Limited Partners	    (8,233,879)	(702,701)
	General Partner                                                                              (297,485)	(52,893)


NET LOSS PER UNIT

	Limited Partners	            (1.48)	(0.32)
	General Partner	             (1.48)	(0.32)






	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	      6,989,446	693,621
		Net change in unrealized	  (3,495,712)	     14,296

			Total Trading Results 	   3,493,734	707,917

	Interest income (Morgan Stanley DW)	        600,392	     575,636

			Total  	     4,094,126	  1,283,553


EXPENSES

	Brokerage fees (Morgan Stanley DW)	   2,155,277	860,546
	Incentive fees	    1,246,393	241,946
	Management fees	       937,077	      374,150

			Total 	    4,338,747	   1,476,642


NET LOSS                           (244,621)                   (193,089)


NET LOSS ALLOCATION

	Limited Partners                                                                           (233,624)		(190,991)
	General Partner                                                                              (10,997)		(2,098)


NET INCOME (LOSS) PER UNIT

	Limited Partners	             (0.05)	0.01
	General Partner	      (0.05)	0.01





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2000	1,406,451.233	13,988,414	1,718,818	15,707,232

Offering of Units	1,905,541.135	21,329,007	207,000	21,536,007

Net Loss	-	(190,991)	(2,098)	(193,089)

Redemptions	    (75,797.979)	  (856,867)	         -      	    (856,867)

Partners' Capital,
	September 30, 2001	 3,236,194.389	    34,269,563	 1,923,720	 36,193,283





Partners' Capital,
	December 31, 2001	3,852,648.433	45,598,611	2,213,130	47,811,741

Offering of Units	 2,996,712.824	36,766,686	350,000	 37,116,686

Net Loss	-	(233,624)	(10,997)	(244,621)

Redemptions	  (624,768.510)	   (7,519,858)	    (220,008)	   (7,739,866)

Partners' Capital,
	September 30, 2002	   6,224,592.747	   74,611,815	    2,332,125	  76,943,940










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		    (244,621)	(193,089)
Noncash item included in net loss:
		Net change in unrealized	    3,495,712	(14,296)

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	   (32,070)	(11,450)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	   146,372	   75,450
		Accrued management fees	    63,640	32,804
		Accrued incentive fees	  (913,255)	     (32,876)

Net cash provided by (used for) operating activities	   2,515,778	   (143,457)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	    37,116,686	21,536,007
(Increase) decrease in subscriptions receivable	    (925,573)	1,185,329
Increase (decrease) in redemptions payable	  3,448,429	(2,138,474)
Redemptions of Units	   (7,739,866)	    (856,867)

Net cash provided by financing activities	  31,899,676	 19,725,995

Net increase in cash	   34,415,454	19,582,538

Balance at beginning of period	   43,241,135	 14,391,541

Balance at end of period	   77,656,589	 33,974,079






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                      Net Unrealized Gains(Losses)
                       on Open Contracts                 Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Sep. 30, 2002	-	(317,329)	(317,329)	-	Dec. 2002
Dec. 31, 2001	-	3,178,383	3,178,383	-	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement

MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General.  The Partnership's results depend on the Trading
Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $7,254,255 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.4% were recorded in minor currencies, predominantly from long positions in the Polish zloty, South African rand, and New Zealand dollar, as well as from short positions in the Mexican peso. Additional losses of approximately 1.6% and 1.3% were recorded from long positions in the British pound and the euro, respectively, as their values reversed lower versus the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Losses of approximately 0.9% were recorded from long positions in the Japanese yen during August and September as the value of the yen reversed lower relative to the U.S. dollar amid renewed concerns regarding Japan's economic woes. Total expenses for the three months ended September 30, 2002 were $1,277,109, resulting in a net loss of $8,531,364. The net asset value of a Unit decreased from $13.84 at June 30, 2002 to $12.36 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,094,126 and, after expenses, posted a decrease in net asset value per Unit. The most significant gains of approximately 6.8% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Previously established long positions in the Australian dollar provided gains of approximately 3.2% as the currency strengthened relative to the U.S. dollar, primarily during March and May, due to rising gold prices. Long positions in the Swiss franc resulted in further gains of approximately 3.2%, primarily during April, May, and June, as its value strengthened relative to the U.S. dollar due to weak economic forecasts. Smaller gains of approximately 2.5% were recorded predominantly during the second quarter from long positions in the minor currencies, such as the Norwegian krone. These gains were partially offset by losses of approximately 4.8% recorded from transactions involving the British pound during June, July, and August as its value fluctuated without consistent direction versus the U.S. dollar.

Smaller losses of approximately 3.8% were recorded throughout a majority of the year from transactions involving the Japanese yen as its value also experienced erratic movements versus the U.S. dollar amid concerns regarding the state of Japan's economy. Total expenses for the nine months ended September 30, 2002 were $4,338,747, resulting in a net loss of $244,621. The net asset value of a Unit decreased from $12.41 at December 31, 2001 to $12.36 at September 30, 2002.

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

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,283,553 and, after expenses, posted a net loss. The net asset value per Unit, however, increased 1 cent due to a large increase in number of Units outstanding. The most significant gains of approximately 3.4% were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Gains of approximately

1.4% were recorded throughout the majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 1.3% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. These gains were partially offset by losses of approximately 2.0% recorded primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. Total expenses for the nine months ended September 30, 2001 were $1,476,642, resulting in a net loss of $193,089. The net asset value of a Unit increased from $11.17 at December 31, 2000 to $11.18 at September 30, 2001 due to the increase in Partnership total Units that reduced the per Unit effect of the loss on earlier gains.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $77 million and $36 million, respectively.
	Primary Market      September 30, 2002	September 30, 2001
     Risk Category	  	  Value at Risk	  Value at Risk

Currency				(3.97)%	 		(1.72)%

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(3.97)%	(1.35)%	(2.77)%



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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2002.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 98% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at September 30, 2002. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at September 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At September 30, 2002, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 4.	CONTROLS AND PROCEDURES

(a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Through September 30, 2002, 6,976,342.971 Units were sold, leaving 6,023,657.029 Units unsold. The aggregate price of the Units sold through September 30, 2002 was $80,856,689.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

Item 5.  OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and

Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, dated as of April 30, 2002, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated April 30, 2002, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.

3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-90485) filed with the Securities and Exchange
Commission on November 5, 1999.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Currency L.P.)
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.01 of the
Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-31563),
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Partners, LLC, dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.02 of the
Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.02(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Sunrise Capital
Partners, LLC, and Demeter is incorporated by reference
to Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-31563), filed with the Securities and Exchange
Commission on January 3, 2001.
10.05	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW and The Chase Manhattan Bank, the escrow
agent, dated as of March 10, 2000, is incorporated by
reference to Exhibit 10.05 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90485)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 8, 2002.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference
to Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.09	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-31563) filed with
the Securities and Exchange Commission on November 1,
2001.
10.10	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-31563) filed with the Securities and Exchange
Commission on November 1, 2001.
10.11	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of June 30, 2000, is
incorporated by reference to Exhibit 10.04 of the
Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-31563)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, the general partner of the Partnership.

99.01	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership.

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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2002         By:/s/Jeffrey D. Hahn
                                Jeffrey D. Hahn
                                Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
	Jeffrey A. Rothman
	President, Demeter Management
	Corporation, general partner,
	of the Partnership

CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Currency L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Currency L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002