Form 10-Q
period 2003-06-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2003-08-08
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-31

Item 4.	Controls and Procedures	31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Use of Proceeds	32-33

Item 5.	Other Information	. 33

Item 6.	Exhibits and Reports on Form 8-K	33-36



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
                  June 30,	     December 31,
                     2003      	    2002
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	133,850,993	88,478,803
	Net unrealized gain (loss) on open contracts (MS&Co.) 	   (2,209,120)	    5,651,549

		Total Trading Equity	131,641,873	94,130,352

Subscriptions receivable	8,441,914	4,178,758
Interest receivable (Morgan Stanley DW)	          89,054	        70,210

	     Total Assets	     140,172,841	    98,379,320

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	1,058,091	1,526,335
	Accrued brokerage fees (Morgan Stanley DW)	522,803	316,460
	Accrued management fees	227,305	137,591
	Accrued incentive fees                                                                               -     	  239,482

	     Total Liabilities	     1,808,199	 2,219,868

Partners? Capital

	Limited Partners (9,167,749.384 and
	   6,739,826.121 Units, respectively)	136,910,164	93,891,619
	General Partner (97,394.406 and
	  162,791.986 Units, respectively)	       1,454,478	   2,267,833

	     Total Partners? Capital	    138,364,642	 96,159,452

	     Total Liabilities and Partners? Capital	    140,172,841	   98,379,320


NET ASSET VALUE PER UNIT	                14.93	         13.93

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
     Trading profit (loss):
          Realized	7,159,915	9,128,194
          Net change in unrealized	    (783,495)	   6,135,874

               Total Trading Results 	6,376,420	15,264,068

     Interest income (Morgan Stanley DW)	     264,876	      193,220

                 Total	   6,641,296	 15,457,288


EXPENSES

     Brokerage fees (Morgan Stanley DW)	1,445,817	682,751
     Incentive fees	1,298,002	1,246,393
     Management fees	      628,616	      296,849

                 Total 	   3,372,435	   2,225,993


NET INCOME 	  3,268,861	 13,231,295


NET INCOME ALLOCATION

     Limited Partners	3,192,564	12,731,021
     General Partner 	76,297	500,274


NET INCOME PER UNIT

     Limited Partners	0.45	2.60
     General Partner	0.45	2.60



	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
     Trading profit (loss):
          Realized	20,341,122	8,316,224
          Net change in unrealized	    (7,860,669)	   2,678,259

               Total Trading Results 	12,480,453	10,994,483

     Interest income (Morgan Stanley DW)	       482,808	      353,898

                 Total	   12,963,261	 11,348,381


EXPENSES

     Brokerage fees (Morgan Stanley DW)	2,655,275	1,265,170
     Incentive fees	2,224,255	1,246,393
     Management fees	    1,154,468	      550,075

                 Total 	   6,033,998	   3,061,638


NET INCOME	   6,929,263	   8,286,743


NET INCOME ALLOCATION

     Limited Partners	6,755,761	8,000,255
     General Partner 	173,502	286,488


NET INCOME PER UNIT

     Limited Partners	1.00	1.43
     General Partner	1.00	1.43


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2001	3,852,648.433	45,598,611	2,213,130	47,811,741

Offering of Units	1,882,743.203	22,639,357	240,000	22,879,357

Net Income                                                               ? 	  	8,000,255	286,488	8,286,743

Redemptions	  (237,613.233)	   (2,894,031)	           ?      	   (2,894,031)

Partners? Capital,
   June 30, 2002	5,497,778.403	  73,344,192	2,739,618	  76,083,810





Partners? Capital,
   December 31, 2002	6,902,618.107	93,891,619	2,267,833	96,159,452

Offering of Units	2,942,547.380	43,558,544	340,000	43,898,544

Net Income                                                                ?  		6,755,761	173,502	6,929,263

Redemptions	  (580,021.697)	   (7,295,760)	     (1,326,857) 	   (8,622,617)

Partners? Capital,
   June 30, 2003	9,265,143.790	  136,910,164           1,454,478		  138,364,642








The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	6,929,263	8,286,743
Noncash item included in net income:
          Net change in unrealized	7,860,669	(2,678,259)

Increase in operating assets:
          Interest receivable (Morgan Stanley DW)	(18,844)	(18,552)

Increase (decrease) in operating liabilities:
          Accrued brokerage fees (Morgan Stanley DW)	206,343	99,395
          Accrued management fees	89,714	43,214
          Accrued incentive fees	   (239,482)	    (68,595)

Net cash provided by operating activities	 14,827,663	 5,663,946


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	43,898,544	22,879,357
Increase in subscriptions receivable	(4,263,156)	(1,887,500)
Increase (decrease) in redemptions payable	(468,244)	513,285
Redemptions of Units	   (8,622,617)	 (2,894,031)

Net cash provided by financing activities	  30,544,527	18,611,111

Net increase in cash	45,372,190	24,275,057

Balance at beginning of period	   88,478,803	43,241,135

Balance at end of period                                                                133,850,993	67,516,192




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

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

                   Net Unrealized Gains(Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Jun. 30, 2003        	 -     (2,209,120)  (2,209,120)        -        Sep. 2003
Dec. 31, 2002	         ?      5,651,549	5,651,549	-	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading
       Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $6,641,296 and posted an increase in net asset value per Unit.
The most significant gains of approximately 7.0% were recorded from long positions in the euro versus the U.S. dollar during May as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investors preference for non-U.S. dollar denominated assets. Additional gains of approximately 5.2% resulted from long positions in the Australian dollar versus the U.S. dollar during April, May, and June as the Australian dollar?s value strengthened in response to continued weakness in the U.S. dollar and higher interest rates relative to those in the U.S., Europe and Asia. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 3.4% recorded from short positions in the British pound versus the U.S. dollar during April, as the pound strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged, and during May, due to the release of lower-than-
       expected unemployment data from Great Britain.  Long
positions in the British pound versus the U.S. dollar during June resulted in further losses as value of the pound reversed lower following comments from the British Finance Minister concerning the U.K.?s prospects for entry into the European Monetary Union. Additional losses of approximately 1.6% and 1.0% resulted from positions in the Japanese yen and Singapore dollar, respectively, versus the U.S. dollar during May as the value of these currencies strengthened and then reversed lower amid speculation that the Bank of Japan favored a weaker yen to spur economic activity. Smaller losses of approximately 0.8% stemmed from long positions in the South African rand versus the U.S. dollar as the value of the rand reversed lower during May amid growing speculation of an interest rate cut by the Reserve Bank of South Africa. Total expenses for the three months ended June 30, 2003 were $3,372,435, resulting in net income of $3,268,861. The net asset value of a Unit increased from $14.48 at March 31, 2003 to $14.93 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $12,963,261 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.6% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration?s economic policy, renewed
       fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the U.S. dollar?s value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 7.3% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Smaller gains were provided from long positions in the New Zealand dollar versus the U.S. dollar as the New Zealand dollar?s value increased on the heels of higher gold prices and strength in the Australian dollar. A portion of the Partnership?s gains for the first half of the year was offset by losses of approximately 3.8% and 2.4% from positions in the Japanese yen and Singapore dollar, respectively, versus the U.S. dollar as the value of these currencies moved without consistent direction versus the U.S. dollar. Losses of approximately 3.7% resulted during April and May from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During
       June, losses stemmed from long positions in the British pound versus the U.S. dollar as it?s value increased early in the month, amid expectations that the Bank of England would likely leave interest rates unchanged, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K.?s entry prospects into the European Monetary Union. Total expenses for the six months ended June 30, 2003 were $6,033,998, resulting in net income of $6,929,263. The net asset value of a Unit increased from $13.93 at December 31, 2002 to $14.93 at June 30, 2003.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $15,457,288 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.2% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 4.5% from previously established long positions in the Swiss franc and approximately 2.7% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 2.5% were recorded from long positions in
       the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the three months ended June 30, 2002 were $2,225,993, resulting in net income of $13,231,295.
The net asset value of a Unit increased from $11.24 at March 31, 2002 to $13.84 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $11,348,381 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.3% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 3.7% from previously established long positions in the Swiss franc and approximately 2.8% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 3.3% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the six months ended June 30, 2002 were $3,061,638, resulting in net income of $8,286,743. The net
       asset value of a Unit increased from $12.41 at December
31, 2001 to $13.84 at June 30, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $138 million and $76 million, respectively.

	Primary Market 	 June 30, 2003	  		June 30, 2002
     Risk Category	  	 Value at Risk	  		Value at Risk

      Currency				(1.44)%	     		(2.81)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The table above represents the VaR of the Partner-ship?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR by
presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency   	(3.97)%	(1.20)%	(2.63)%



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

The VaR tables above present the results of the Partnership?s VaR for its market risk exposures at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2003.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2003. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency exposure at June 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The partnership trades a large number of currencies. At June 30, 2003, the Partnership?s exposure was to
       outright U.S. dollar positions.  Outright positions
consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
       Demeter monitors and controls the risk of the
Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 12,000,000 Units pursuant to a Registration Statement (the ?Registration Statement?) on Form S-1, which became effective on March 6, 2000 (SEC File Number 333-
90483).

The Partnership registered an additional 1,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 2002 (SEC File Number 333-84654).

The Partnership registered an additional 14,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2003 (SEC File Number 333-104004).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       Through June 30, 2003, 10,812,059.258 Units were sold,
leaving   16,187,940.742 Units unsold.  The aggregate price of
the Units sold through June 30, 2003 was $136,213,025.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by reference to Exhibit A of the Partnership?s Prospectus, dated April 28, 2003, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 7, 2003.

3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-90485) filed with the Securities and Exchange
Commission on November 5, 1999.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Currency L.P.)
is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.01 of the
Partnership?s Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to Exhibit
10.01 of the Partnership?s Form 8-K (File No. 0-31563),
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Partners, LLC, dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.02 of the
Partnership?s Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.02(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Sunrise Capital
Partners, LLC, and Demeter is incorporated by reference
to Exhibit 10.02 of the Partnership?s Form 8-K (File No.
0-31563), filed with the Securities and Exchange
Commission on January 3, 2001.
10.05	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW and The Chase Manhattan Bank, the escrow
agent, dated as of March 10, 2000, is incorporated by
reference to Exhibit 10.05 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90485)
       filed with the Securities and Exchange Commission
on November 2, 2001.
10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus dated April 28, 2003, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 7, 2003.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference
to Exhibit C of the Partnership?s Prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.09	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-31563) filed with
the Securities and Exchange Commission on November 1,
2001.
10.10	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-31563) filed with the Securities and Exchange
Commission on November 1, 2001.
10.11	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of June 30, 2000, is
incorporated by reference to Exhibit 10.04 of the
Partnership?s Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-31563)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 8, 2003          By:/s/  Jeffrey D. Hahn
                                Jeffrey D. Hahn
                                Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




1250:    -










? 11 ?