Form 10-Q
period 2003-09-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2003-11-12
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-32

Item 4.	Controls and Procedures	32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33-34

Item 5.	Other Information	. 34

Item 6.	Exhibits and Reports on Form 8-K	35-37


<page <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
	       2003      	    2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	138,707,387	88,478,803
	Net unrealized gain on open contracts (MS&Co.) 	           5,834,986 	   5,651,549

		Total Trading Equity	144,542,373	94,130,352

Subscriptions receivable	6,930,791	4,178,758
Interest receivable (Morgan Stanley DW)	             83,994	        70,210

	     Total Assets	         151,557,158	    98,379,320

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	732,562	1,526,335
	Accrued brokerage fees (Morgan Stanley DW)	548,831	316,460
	Accrued management fees	238,623	137,591
	Accrued incentive fees	             -      	  239,482

	     Total Liabilities	      1,520,016	  2,219,868

Partners' Capital

	Limited Partners (10,492,388.278 and
	   6,739,826.121 Units, respectively)	148,380,956	93,891,619
	General Partner (117,113.068 and
	  162,791.986 Units, respectively)	      1,656,186	   2,267,833

	     Total Partners' Capital	  150,037,142	 96,159,452

	     Total Liabilities and Partners' Capital	  151,557,158	   98,379,320


NET ASSET VALUE PER UNIT	             14.14	          13.93

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2003   	   2002
	     $	   $
REVENUES
     Trading profit (loss):
          Realized	(13,345,296)	(1,326,778)
          Net change in unrealized	   8,044,106	  (6,173,971)

               Total Trading Results 	(5,301,190)	(7,500,749)

     Interest income (Morgan Stanley DW)	      245,838	      246,494

                 Total	  (5,055,352)	  (7,254,255)


EXPENSES

     Brokerage fees (Morgan Stanley DW)	1,611,378	890,107
     Management fees	      700,600	      387,002

                 Total 	   2,311,978	   1,277,109


NET LOSS 	 (7,367,330)	 (8,531,364)


NET LOSS ALLOCATION

     Limited Partners	(7,289,038)	(8,233,879)
     General Partner 	(78,292)	(297,485)


NET LOSS PER UNIT

     Limited Partners	(0.79)	(1.48)
     General Partner	(0.79)	(1.48)



	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2003   	   2002
	     $	   $
REVENUES
     Trading profit (loss):
          Realized	6,995,826	6,989,446
          Net change in unrealized	      183,437	  (3,495,712)

               Total Trading Results 	7,179,263	3,493,734

     Interest income (Morgan Stanley DW)	      728,646	     600,392

                 Total	   7,907,909	  4,094,126


EXPENSES

     Brokerage fees (Morgan Stanley DW)	4,266,653	2,155,277
     Incentive fees	2,224,255	1,246,393
     Management fees	  1,855,068	     937,077

                 Total 	  8,345,976	  4,338,747


NET LOSS	    (438,067)	    (244,621)


NET INCOME (LOSS) ALLOCATION

     Limited Partners	(533,277)	(233,624)
     General Partner 	95,210	(10,997)


NET INCOME (LOSS) PER UNIT

     Limited Partners	0.21	(0.05)
     General Partner	0.21	(0.05)



	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2001	3,852,648.433	45,598,611	2,213,130	47,811,741

Offering of Units	2,996,712.824	36,766,686	350,000	37,116,686

Net Loss                                                               - 	  	(233,624)	(10,997)	(244,621)

Redemptions	  (624,768.510)	   (7,519,858)	   (220,008)	   (7,739,866)

Partners' Capital,
   September 30, 2002	6,224,592.747	  74,611,815	   2,332,125	  76,943,940





Partners' Capital,
   December 31, 2002	6,902,618.107	93,891,619	2,267,833	96,159,452

Offering of Units	4,468,996.636	64,897,975	620,000	65,517,975

Net Loss 	                                                 	-           	(533,277)	95,210	(438,067)

Redemptions	    (762,113.397)	  (9,875,361)	  (1,326,857)	  (11,202,218)

Partners' Capital,
   September 30, 2003	10,609,501.346	148,380,956	   1,656,186	 150,037,142







The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(438,067)	(244,621)
Noncash item included in net loss:
          Net change in unrealized	(183,437)	3,495,712

Increase in operating assets:
          Interest receivable (Morgan Stanley DW)	(13,784)	(32,070)

Increase (decrease) in operating liabilities:
          Accrued brokerage fees (Morgan Stanley DW)	232,371	146,372
          Accrued management fees	101,032	63,640
          Accrued incentive fees	    (239,482)	    (913,255)

Net cash provided by (used for) operating activities	    (541,367)	  2,515,778


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	65,517,975	37,116,686
Increase in subscriptions receivable	(2,752,033)	(925,573)
Increase (decrease) in redemptions payable	(793,773)	3,448,429
Redemptions of Units	  (11,202,218)	 (7,739,866)

Net cash provided by financing activities	   50,769,951	31,899,676

Net increase in cash	50,228,584	34,415,454

Balance at beginning of period	   88,478,803	43,241,135

Balance at end of period	 138,707,387	77,656,589




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Currency L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

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

The Partnership's general partner is Demeter Management
Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS &
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Co."). Demeter, Morgan Stanley DW and MS & Co. are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital
Partners, LLC (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

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

                       Net Unrealized Gains
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Sep. 30, 2003         -      5,834,986	5,834,986	-	Dec. 2003
Dec. 31, 2002	         -      5,651,549	5,651,549	-	 Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures
Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. as clearing broker in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General.  The Partnership's results depend on the Trading
Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during
       each period. It is important to note, however, that the
Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $5,055,352 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.4% resulted from short positions in the euro and Swiss franc versus the U.S. dollar during September as the dollar's value sunk after the release of several weak U.S. economic reports prompted fears of an unsustainable U.S. economic recovery. Additional losses of approximately 2.1% were recorded from long positions in the Australian dollar versus the U.S. dollar primarily during July amid rising expectations for a U.S. economic recovery, negative economic data out of Australia and narrowing interest rate differentials between the two countries. A portion of the Partnership's losses for the quarter was offset by gains of approximately 1.9% recorded from long positions in the Japanese yen versus the U.S. dollar during September as the yen's value was buoyed by Bank of Japan comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Gains of approximately 1.6% were supplied by long positions in the Thai baht versus the U.S. dollar during August and September as the baht's value increased in response to the improving Thailand economy and the rise in value of the Japanese yen. Additional gains of approximately 1.3% resulted from long positions in the South African rand versus the U.S. dollar during August and September as the value of the rand was lifted by strong South African export data, a high South African interest rate environment and weaker U.S. equity prices. Total expenses for the three months ended September 30, 2003 were $2,311,978, resulting in a net loss of $7,367,330. The net asset value of a Unit decreased from $14.93 at June 30, 2003 to $14.14 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $7,907,909 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.7% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. assets. During January and April, gains were recorded from long positions in the euro versus the U.S. dollar as the U.S. dollar's value weakened amid renewed fears of a military conflict with Iraq,
       increased tensions with North Korea, and weak U.S.
economic data. Additional gains of approximately 5.0% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened during April, May and June in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Gains of approximately 2.0% were provided by long positions in the South African rand versus the U.S. dollar during April as the rand's value strengthened in response to significant interest rate differentials between the two countries. Smaller profits of approximately 1.6% were experienced from long positions in the Thai baht versus the U.S. dollar primarily during September as the baht's value appreciated in tandem with the value of the Japanese yen. A portion of the Partnership's overall gains was offset by losses of approximately 4.1% from positions in the British pound versus the U.S. dollar as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and the release of lower than expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month amid expectations that the Bank of England would likely leave interest rates unchanged, and then reversed lower after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Union. Additional losses
       of approximately 2.0% resulted from long positions in the
Japanese yen versus the U.S. dollar during May as the yen's value first strengthened and then reversed lower on speculation that the Bank of Japan favored a weaker yen in order to spur economic activity. During August, losses resulted from short positions in the Japanese yen as the Asian currency strengthened on stronger equity prices and the Bank of Japan's commitment to its monetary policy. Total expenses for the nine months ended September 30, 2003 were $8,345,976, resulting in a net loss of $438,067. The net asset value of a Unit increased from $13.93 at December 31, 2002 to $14.14 at September 30, 2003. The net asset value per Unit increased despite the Partnership's net loss for the period since the net loss per Unit amount, incurred in the later months of the nine month period, was not in excess of the net income per Unit amount incurred in the earlier months of the nine month period because the later losses were spread over a larger number of Units due to subscriptions increasing the Partnership's total number of Units each month.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $7,254,255 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 5.4% were recorded in minor currencies, predominantly from long positions in the Polish zloty, South African rand, and New Zealand dollar, as well
       as from short positions in the Mexican peso.  Additional losses of approximately 1.6% and 1.3% were recorded from long positions in the British pound and the euro, respectively, as their values reversed lower versus the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Losses of approximately 0.9% were recorded from long positions in the Japanese yen during August and September as the value of the yen reversed lower relative to the U.S. dollar amid renewed concerns regarding Japan's economic woes. Total expenses for the three months ended September 30, 2002 were $1,277,109, resulting in a net loss of $8,531,364. The net asset value of a Unit decreased from $13.84 at June 30, 2002 to $12.36 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,094,126 and, after expenses, posted a decrease in net asset value per Unit. The most significant gains of approximately 6.8% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Previously established long positions in the Australian dollar provided gains of approximately 3.2% as the currency strengthened relative to the U.S. dollar, primarily during March
       and May, due to rising gold prices.  Long positions in the
Swiss franc resulted in further gains of approximately 3.2%, primarily during April, May, and June, as its value strengthened relative to the U.S. dollar due to weak economic forecasts. Smaller gains of approximately 2.5% were recorded predominantly during the second quarter from long positions in the minor currencies, such as the Norwegian krone. These gains were partially offset by losses of approximately 4.8% recorded from transactions involving the British pound during June, July, and August as its value fluctuated without consistent direction versus the U.S. dollar. Smaller losses of approximately 3.8% were recorded throughout a majority of the year from transactions involving the Japanese yen as its value also experienced erratic movements versus the U.S. dollar amid concerns regarding the state of Japan's economy. Total expenses for the nine months ended September 30, 2002 were $4,338,747, resulting in a net loss of $244,621. The net asset value of a Unit decreased from $12.41 at December 31, 2001 to $12.36 at September 30, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses
       for a portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $150 million and $77 million, respectively.

Primary Market		September 30, 2003	  September 30, 2002
Risk Category		   Value at Risk		Value at Risk
Currency				  (2.57)%			   (3.97)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The table above represents the VaR of the Partner-ship's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency   					(3.91)%	(1.20)%	(2.28)%

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

The VaR tables above present the results of the Partnership's VaR for its market risk exposures at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2003.

The Partnership also maintains a substantial portion (approximately 95% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
       Section 27A of the Securities Act and Section 21E of the
Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2003. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at September 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence
       these fluctuations.  At September 30, 2003, the
Partnership's exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different trading approaches, and monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification
       guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

       Through September 30, 2003, 12,318,789.852 Units were sold, leaving 14,681,210.148 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $157,552,456.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.





       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2003, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-90485) filed with the Securities and Exchange
Commission on November 5, 1999.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Currency L.P.)
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.01 of the
Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-31563),
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Partners, LLC, dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.02 of the
Partnership's Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.02(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Sunrise Capital
Partners, LLC, and Demeter is incorporated by reference
to Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-31563), filed with the Securities and Exchange
Commission on January 3, 2001.
10.05	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW and The Chase Manhattan Bank, the escrow
agent, dated as of March 10, 2000, is incorporated by
reference to Exhibit 10.05 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90485)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 28, 2003, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 7, 2003.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference
to Exhibit C of the Partnership's Prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.09	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-31563) filed with
the Securities and Exchange Commission on November 1,
2001.
10.10	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-31563) filed with the Securities and Exchange
Commission on November 1, 2001.
10.11	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.

10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-31563)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2003       By:/s/ Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







- 10 -









MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

- 11 -