Form 10-Q
period 2004-03-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2004-05-07
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X




       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	19-28

Item 4.	Controls and Procedures	28


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Changes in Securities and Use of Proceeds	29-30

Item 5.	Other Information	30-31

Item 6.	Exhibits and Reports on Form 8-K	32-34


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
	       2004      	    2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	209,210,525	178,774,244
	Net unrealized gain (loss) on open contracts (MS&Co.) 	   (7,344,083)       	    4,878,640

		Total Trading Equity	201,866,442	183,652,884

Subscriptions receivable	17,783,000	8,709,868
Interest receivable (Morgan Stanley DW)	        126,562   	        101,889

	     Total Assets	  219,776,004        	     192,464,641

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,358,859	1,060,483
Accrued brokerage fees (Morgan Stanley DW)	832,114	661,566
Accrued management fees	361,790	287,637
Accrued incentive fee	                   -     	  399,035

	     Total Liabilities	       2,552,763	  2,408,721

Partners' Capital

Limited Partners (14,906,996.159 and
   12,010,816.426 Units, respectively)	214,828,490	188,042,673
General Partner (166,172.288 and
  128,591.799 Units, respectively)	      2,394,751	    2,013,247

	     Total Partners' Capital	   217,223,241	 190,055,920

	     Total Liabilities and Partners' Capital	   219,776,004	   192,464,641


NET ASSET VALUE PER UNIT	              14.41	          15.66

	The accompanying notes are an integral part of these financial statements.

        <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2004   	   2003
	     $	   $
REVENUES
     Trading profit (loss):
          Realized	(1,740,263)	13,181,207
          Net change in unrealized	   (12,222,723)	  (7,077,174)

               Total Trading Results 	(13,962,986)	6,104,033

     Interest income (Morgan Stanley DW)	         338,975	      217,932

                 Total	   (13,624,011)	  6,321,965


EXPENSES

     Brokerage fees (Morgan Stanley DW)	2,336,102	1,209,458
     Management fees	1,015,697	525,852
     Incentive fees	       177,763	     926,253

                 Total 	     3,529,562	  2,661,563


NET INCOME (LOSS) 	  (17,153,573)	  3,660,402


NET INCOME (LOSS) ALLOCATION

     Limited Partners	(16,965,077)	3,563,197
     General Partner 	(188,496)	97,205


NET INCOME (LOSS) PER UNIT

     Limited Partners	(1.25)	0.55
     General Partner	(1.25)	0.55

	The accompanying notes are an integral part of these financial statements.



       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2002	6,902,618.107	93,891,619	2,267,833	96,159,452

Offering of Units	1,405,466.884	20,349,605	190,000	20,539,605

Net Income                                                               - 	  	3,563,197	97,205	3,660,402

Redemptions	  (338,398.798)	   (4,296,640)	   (636,816)	   (4,933,456)

Partners' Capital,
   March 31, 2003	7,969,686.193	 113,507,781	   1,918,222	 115,426,003





Partners' Capital,
   December 31, 2003	12,139,408.225	188,042,673	2,013,247	190,055,920

Offering of Units	3,147,926.145	46,974,407	570,000	47,544,407

Net Loss                                                                 - 	  	(16,965,077)	(188,496)	(17,153,573)

Redemptions	   (214,165.923)	   (3,223,513)	               -     	   (3,223,513)

Partners' Capital,
   March 31, 2004	 15,073,168.447	 214,828,490	   2,394,751	 217,223,241








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	(17,153,573)	3,660,402
Noncash item included in net income (loss):
          Net change in unrealized	12,222,723	7,077,174

Increase in operating assets:
          Interest receivable (Morgan Stanley DW)	(24,673)	(11,292)

Increase (decrease) in operating liabilities:
          Accrued brokerage fees (Morgan Stanley DW)	170,548	115,360
          Accrued management fees	74,153	50,156
          Accrued incentive fees	      (399,035)	    (239,482)

Net cash provided by (used for) operating activities	   (5,109,857)	  10,652,318


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	47,544,407	20,539,605
Increase in subscriptions receivable	(9,073,132)	(3,616,253)
Increase in redemptions payable	298,376	1,287,389
Redemptions of Units	   (3,223,513)	 (4,933,456)

Net cash provided by financing activities	   35,546,138	 13,277,285

Net increase in cash	30,436,281	23,929,603

Balance at beginning of period	  178,774,244	 88,478,803

Balance at end of period	  209,210,525	112,408,406



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Currency L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

                   Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Mar. 31, 2004	-	     (7,344,083)	  (7,344,083)	-	Jun. 2004
Dec. 31, 2003	         -      4,878,640	4,878,640	-	 Mar. 2004

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

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
       These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the
       Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.


       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2004
The Partnership recorded losses net of interest income totaling $13,624,011 and expenses totaling $3,529,562, resulting in a net loss of $17,153,573 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit decreased from $15.66 at December 31, 2003 to $14.41 at March 31, 2004.

The most significant trading losses of approximately 2.1% were recorded from short Japanese yen positions against the U.S. dollar during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Additional losses of approximately 0.9% were incurred from short positions in the Singapore dollar versus the U.S. dollar, also during March, as the value of the Singapore dollar increased with the yen. Long positions in the South African rand and short positions in the Mexican peso, both versus the U.S. dollar, resulted in losses of approximately 2.6% and 1.0%, respectively, during January. Losses in the rand stemmed from expectations for a decline in gold prices due to an anticipated improvement in the global macro-economic environment during 2004. Losses in the peso were spurred by encouraging signs of a recovery in the
       Mexican economy.  During February, short positions in the
South African rand versus the U.S. dollar generated further Partnership losses as the rand's value strengthened in response to higher consumer spending and lower inflation rate data. Further losses of approximately 0.8% were recorded from long positions in the Australian dollar versus the U.S. dollar.
During March, the U.S. dollar reversed higher versus the Australian currency as it benefited from the belief that the Australian Central Bank would not increase interest rates in the short term, as had been expected. Long positions in the Norwegian krone versus the U.S. dollar also generated losses of approximately 1.0% amid a strengthening of the U.S. dollar caused by a perceived shift in U.S. Federal Reserve interest rate policy during January. Finally, smaller losses of approximately 0.5% were incurred from short positions in the euro versus the U.S. dollar, largely during March. As expectations for an interest rate reduction by the European Central Bank dissipated, market demand for the euro increased and forced its value higher later in the month. A portion of the Partnership's losses for the quarter was offset by gains of approximately 2.1% recorded from long positions in the British pound versus the U.S. dollar. During January, the British pound benefited as the U.S. dollar sold off early in the month due to U.S. current-account deficits, interest rate differentials between the U.S. and most other major economies, and concerns for potential terrorist attacks against U.S. interests. During February, the pound's value moved higher
       versus the U.S. dollar amid an increase in U.K. interest rates, as well as expectations for further increases in the near-term. Additional gains of approximately 0.4% were recorded from short positions in the Swiss franc versus the U.S. dollar during January, as the dollar's value improved late in the month amid the prospects for future increases in U.S. interest rates.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $6,321,965 and expenses totaling $2,661,563, resulting in net income of $3,660,402 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $13.93 at December 31, 2002 to $14.48 at March 31, 2003.

The most significant trading gains of approximately 5.2% were recorded from long positions in the euro versus the U.S. dollar as the dollar's value decreased amid fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 1.9%, 1.5%, and 1.1% were recorded from long positions in the Australian dollar, the South African rand and the New Zealand dollar versus the U.S. dollar, respectively, as the value of these currencies increased on the heels of higher commodity prices. A portion of the Partnership's gains for the quarter was offset by losses of approximately 2.3% recorded from positions in the Japanese yen versus the U.S. dollar as the value of the yen initially reversed
       lower and then moved without consistent direction in
response to changing perceptions regarding the progress of military action against Iraq and negative economic data out of Japan. Additional losses of approximately 1.4% were recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar moved without consistent direction in sympathy with the yen.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $217 million and $115 million, respectively.

Primary Market		   March 31, 2004	    March 31, 2003
Risk Category		   Value at Risk		Value at Risk
Currency				 (0.84)%			    (1.20)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low      Average
Currency   					(2.60)%	(0.84)%	(1.86)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not
       typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables provided present the results of the Partnership's VaR for its market risk exposures at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of
       the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at March 31, 2004.

The Partnership also maintains a substantial portion
(approximately 93% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following was the only trading risk exposure of the
Partnership at March 31, 2004. It may be anticipated, however, that market exposure will vary materially over time.
Currency. The Partnership's currency exposure at March 31, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2004, the Partnership's exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in
       essentially the same manner in all market categories
traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors
       that could significantly affect these controls
subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

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

The Partnership registered an additional 25,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC file Number 333-113393).

The managing underwriter for the Partnership is Morgan Stanley
DW.

       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 17,105,876.139 Units were sold, leaving
9,894,123.861 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $229,512,264.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Ms. Louise M. Wasso-Jonikas, age 50, will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the
       Individual Investor Group (IIG) of Morgan Stanley.  Ms.
Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas' focus is on developing a robust external manager platform utilizing alternative managers for IIG clients, as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from Mount Holyoke College and an MBA in Finance from the University of Chicago Graduate School of Business.






       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
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
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 28, 2004, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 4, 2004.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference
to Exhibit C of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
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
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-31563)
       filed with the Securities and Exchange Commission
on November 1, 2001.
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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 10, 2004            By:/s/ Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















- 7 -
- 10 -