Form 10-Q
period 2004-06-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2004-08-12
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited)	3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	24-33

Item 4.	Controls and Procedures	33


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	34-35

Item 5.	Other Information	35-37

Item 6.	Exhibits and Reports on Form 8-K	38-40


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
	       2004      	    2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	218,222,785	178,774,244
	Net unrealized gain (loss) on open contracts (MS&Co.) 	    (2,490,181)       	    4,878,640

		Total Trading Equity	215,732,604	183,652,884

Subscriptions receivable	8,250,720	8,709,868
Interest receivable (Morgan Stanley DW)	         135,168   	        101,889

	     Total Assets	  224,118,492        	     192,464,641

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,716,842	1,060,483
Accrued brokerage fees (Morgan Stanley DW)	838,781	661,566
Accrued management fees	364,688	287,637
Accrued incentive fee	    -     	        399,035

	     Total Liabilities	    2,920,311	  2,408,721

Partners' Capital

Limited Partners (16,915,706.644 and
   12,010,816.426 Units, respectively)	218,756,743	188,042,673
General Partner (188,788.015 and
  128,591.799 Units, respectively)	     2,441,438	    2,013,247

	     Total Partners' Capital	   221,198,181	 190,055,920

	     Total Liabilities and Partners' Capital	     224,118,492	   192,464,641


NET ASSET VALUE PER UNIT	              12.93	          15.66

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2004   	   2003
	     $	   $
REVENUES
     Trading profit (loss):
          Realized	(24,771,703)	7,159,915
          Net change in unrealized	    4,853,902	  (783,495)

               Total Trading Results 	(19,917,801)	6,376,420

     Interest income (Morgan Stanley DW)	        388,460	      264,876

                 Total	   (19,529,341)	   6,641,296


EXPENSES

     Brokerage fees (Morgan Stanley DW)	2,510,188	1,445,817
     Management fees	1,091,387	628,616
     Incentive fee	                                -  	     1,298,002

                 Total 	     3,601,575	   3,372,435


NET INCOME (LOSS) 	    (23,130,916)	  3,268,861


NET INCOME (LOSS) ALLOCATION

     Limited Partners	(22,877,603)	3,192,564
     General Partner 	(253,313)	76,297


NET INCOME (LOSS) PER UNIT

     Limited Partners	(1.48)	0.45
     General Partner	(1.48)	0.45

	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2004   	   2003
	     $	   $
REVENUES
     Trading profit (loss):
          Realized	(26,511,966)	20,341,122
          Net change in unrealized	   (7,368,821)	  (7,860,669)

               Total Trading Results 	(33,880,787)	12,480,453

     Interest income (Morgan Stanley DW)	        727,435	      482,808

                 Total	   (33,153,352)	   12,963,261


EXPENSES

     Brokerage fees (Morgan Stanley DW)	4,846,290	2,655,275
     Management fees	2,107,084	1,154,468
     Incentive fees	         177,763	    2,224,255

                 Total 	      7,131,137	    6,033,998


NET INCOME (LOSS)	   (40,284,489)	    6,929,263


NET INCOME (LOSS) ALLOCATION

     Limited Partners	(39,842,680)	6,755,761
     General Partner 	(441,809)	173,502


NET INCOME (LOSS) PER UNIT

     Limited Partners	(2.73)	1.00
     General Partner	(2.73)	1.00



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2002	6,902,618.107	93,891,619	2,267,833	96,159,452

Offering of Units	2,942,547.380	43,558,544	340,000	43,898,544

Net Income                                                               - 	  	6,755,761	173,502	6,929,263

Redemptions	   (580,021.697)	   (7,295,760)	   (1,326,857)	   (8,622,617)

Partners' Capital,
   June 30, 2003	  9,265,143.790	 136,910,164	   1,454,478	 138,364,642





Partners' Capital,
   December 31, 2003	12,139,408.225	188,042,673	2,013,247	190,055,920

Offering of Units	5,526,127.804	78,373,608	870,000	79,243,608

Net Loss                                                                 - 		(39,842,680)	(441,809)	(40,284,489)

Redemptions	   (561,041.370)	   (7,816,858)	   -  	   (7,816,858)

Partners' Capital,
   June 30, 2004	  17,104,494.659	 218,756,743	   2,441,438	 221,198,181








The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(40,284,489)	6,929,263
Noncash item included in net income (loss):
          Net change in unrealized	7,368,821	7,860,669

Increase in operating assets:
          Interest receivable (Morgan Stanley DW)	(33,279)	(18,844)

Increase (decrease) in operating liabilities:
          Accrued brokerage fees (Morgan Stanley DW)	177,215	206,343
          Accrued management fees	77,051	89,714
          Accrued incentive fees	       (399,035)	    (239,482)

Net cash provided by (used for) operating activities	   (33,093,716)	  14,827,663


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	79,243,608	43,898,544
(Increase) decrease in subscriptions receivable	459,148	(4,263,156)
Increase (decrease) in redemptions payable	656,359	(468,244)
Redemptions of Units	    (7,816,858)	 (8,622,617)

Net cash provided by financing activities	    72,542,257	 30,544,527

Net increase in cash	39,448,541	45,372,190

Balance at beginning of period	   178,774,244	 88,478,803

Balance at end of period	  218,222,785	133,850,993




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

                   Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Jun. 30, 2004	-	  (2,490,181)	(2,490,181)	-	Sep. 2004
Dec. 31, 2003	         -     4,878,640	    4,878,640		-	 Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are


MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership's results depend on the Trading
Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $19,529,341 and expenses totaling $3,601,575, resulting in a net loss of $23,130,916 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $14.41 at March 31, 2004 to $12.93 at June 30, 2004.

The most significant trading losses of approximately 3.9% and 0.9%, respectively, resulted from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. Long positions in both Asian currencies versus the U.S. dollar generated losses during April as the dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention. Newly established short Asian currency positions incurred losses during May as the dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short Asian currency positions experienced losses due to the yen's rise prompted by better-than-anticipated improvements in the Japanese economy. The yen continued its rise later in the
       month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. Long positions in the South African rand versus the U.S. dollar contributed losses of approximately 1.7% as the dollar reversed higher in response to rising U.S. interest rates and an improving U.S. economy. Additional Partnership losses of approximately 1.4% and 1.3%, respectively, stemmed from long positions in the British pound during April and long positions in the Norwegian krone during June, both versus the U.S. dollar, as the dollar benefited from expectations for rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery.
A portion of the Partnership's overall losses was offset by gains of approximately 0.4% achieved from short positions in the Australian dollar versus the U.S. dollar as the Australian currency declined after statistics revealed that Australian economic growth slowed to its lowest point in more than a year. Further pressure stemmed from market speculation for a narrowing of interest rate differentials between Australia and the U.S., as well as lower gold prices during the first half of June. Additional gains of approximately 0.3% were established from long positions in the Swiss franc versus the U.S. dollar as the dollar's value declined in May in response to surging energy prices and weaker-than-expected U.S. economic data. Smaller gains of approximately 0.2% were recorded from short positions in the euro versus the U.S. dollar during April as the dollar's
       value benefited from Alan Greenspan's comments concerning
U.S. inflation, stronger U.S. economic activity and the potential for higher U.S. interest rates.

The Partnership recorded losses net of interest income totaling $33,153,352 and expenses totaling $7,131,137, resulting in a net loss of $40,284,489 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $15.66 at December 31, 2003 to $12.93 at June 30, 2004.

The most significant trading losses of approximately 5.9% and 1.8%, respectively, were recorded from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. Short Asian currency positions against the U.S. dollar during March recorded losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long positions in the Asian currencies versus the U.S. dollar during April, the U.S. dollar surged upwards following the release of stronger-than-expected U.S. jobs data, thereby, causing losses. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short Asian currency positions incurred losses again during May as the dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short Asian currency positions
       experienced losses due to the yen's rise prompted by
better-than-anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. Additional Partnership losses of approximately 4.3% stemmed from long positions in the South African rand versus the U.S. dollar during January and February amid expectations for a decline in gold prices due to an anticipated improvement in the global macro-economic environment during 2004. During April, long South African rand positions versus the U.S. dollar experienced losses as the dollar's value moved higher. During May, short South African rand positions incurred losses as the commodity-linked currency reversed higher in response to rising gold prices. Losses of approximately 2.3% occurred from long positions in the Norwegian krone versus the U.S. dollar during January and June amid a strengthening of the U.S. dollar caused by a perceived shift in U.S. Federal Reserve interest rate policy. Losses in the peso were spurred by encouraging signs of a recovery in the Mexican economy. Finally, smaller losses of approximately 1.4% were experienced from short positions in the Mexican peso versus the U.S. dollar. A portion of the Partnership's overall losses during the first half of the year was offset by gains of approximately 0.7% from short positions in the Swiss franc versus the U.S. dollar during January as the dollar's value moved higher amid the prospects for future increases in U.S. interest rates. Additional gains of approximately 0.6% were provided from long positions in the British pound versus the U.S. dollar during January and February as the dollar sold off versus the pound due to interest rate differentials between the U.S. and the U.K., while the pound's value increased amid an increase in U.K. interest rates.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $6,641,296 and expenses totaling $3,372,435, resulting in net income of $3,268,861 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $14.48 at March 31, 2003 to $14.93 at June 30, 2003.

The most significant trading gains of approximately 7.0% were recorded from long positions in the euro versus the U.S. dollar during May as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investors' preference for non-U.S. dollar denominated assets. Additional gains of approximately 5.2% resulted from long positions in the Australian dollar versus the U.S. dollar during April, May, and June as the Australian dollar's value strengthened in response to continued weakness in the U.S. dollar and higher interest rates relative to those in the U.S., Europe, and Asia. A portion of the Partnership's gains for the
       quarter was offset by losses of approximately 3.4% recorded from short positions in the British pound versus the U.S. dollar during April, as the pound strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged, and during May, due to the release of lower-than-expected unemployment data from Great Britain. Long positions in the British pound versus the U.S. dollar during June resulted in further losses as the value of the pound reversed lower following comments from the British Finance Minister concerning the U.K.'s
prospects for entry into the European Monetary Union.   Additional
losses of approximately 1.6% and 1.0% resulted from positions in the Japanese yen and Singapore dollar, respectively, versus the U.S. dollar during May as the value of these currencies strengthened and then reversed lower amid speculation that the Bank of Japan favored a weaker yen to spur economic activity. Smaller losses of approximately 0.8% stemmed from long positions in the South African rand versus the U.S. dollar as the value of the rand reversed lower during May amid growing speculation of an interest rate cut by the Reserve Bank of South Africa.

The Partnership recorded revenues including interest income totaling $12,963,261 and expenses totaling $6,033,998, resulting in net income of $6,929,263 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $13.93 at December 31, 2002 to $14.93 at June 30, 2003.

       The most significant trading gains of approximately 12.6%
were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the U.S. dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 7.3% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Smaller gains were provided from long positions in the New Zealand dollar versus the U.S. dollar as the New Zealand dollar's value increased on the heels of higher gold prices and strength in the Australian dollar. A portion of the Partnership's gains for the first half of the year was offset by losses of approximately 3.8% and 2.4% from positions in the Japanese yen and Singapore dollar, respectively, versus the U.S. dollar as the value of these currencies moved without consistent direction versus the U.S. dollar. Losses of approximately 3.7% resulted during April and May from short positions in the British pound
       versus the U.S. dollar as the value of the pound
strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from long positions in the British pound versus the U.S. dollar as it's value increased early in the month, amid expectations that the Bank of England would likely leave interest rates unchanged, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Monetary Union.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  All quantitative disclosures in this section are deemed
       to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio
       (using delta-gamma approximations) for each of the
historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets
       by primary market risk category at June 30, 2004 and 2003.
At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $221 million and $138 million, respectively.
Primary Market		   June 30, 2004	     June 30, 2003
Risk Category		   Value at Risk		Value at Risk
Currency				(0.88)%			    (1.44)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High      Low      Average
Currency   					(2.60)%	(0.84)%	(1.72)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and

?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for its market risk exposures at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2004.

The Partnership also maintains a substantial portion
(approximately 102% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price
       relationships, an influx of new market participants,
increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2004. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency market exposure at June 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2004, the Partnership's exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

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

       Through June 30, 2004, 19,461,462.071 Units were sold,
leaving   32,538,537.929 Units unsold.  The aggregate price of
the Units sold through June 30, 2004 was $260,911,466.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director.
       Currently a member of the firm's E-Learning Council, Mr.
Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry
       joined Morgan Stanley in October 2000 and is also Chief
Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.


















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
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW, and The Chase Manhattan Bank, the escrow
agent, dated as of March 10, 2000, is incorporated by
reference to Exhibit 10.05 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90485)
filed with the Securities and Exchange Commission on
November 2, 2001.
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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 16, 2004         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




- 7 -
- 10 -








MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)