Form 10-Q
period 2005-03-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2005-05-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-30

Item 4.	Controls and Procedures	31


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.32

Item 5.	Other Information	33

Item 6.	Exhibits 	33-36


       <table>  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	       2005      	              2004
	 $	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	239,796,543	253,392,247
	Net unrealized gain (loss) on open contracts	     (11,244,420)	   16,647,953

		Total Trading Equity	228,552,123	270,040,200

Subscriptions receivable	6,709,876	6,690,404
Interest receivable (Morgan Stanley DW)	         402,687   	        315,539

	     Total Assets	  235,664,686        	     277,046,143

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	4,028,519	2,499,153
Accrued brokerage fees (Morgan Stanley DW)	922,933	1,007,999
Accrued management fees	        401,275	       438,261

	     Total Liabilities	      5,352,727	  3,945,413

Partners? Capital

Limited Partners (19,544,572.864 and
   18,755,238.476 Units, respectively)	227,835,471	270,231,305
General Partner (212,442.343 and
  199,150.709 Units, respectively)	     2,476,488	    2,869,425

	     Total Partners? Capital	    230,311,959	 273,100,730

	     Total Liabilities and Partners? Capital	    235,664,686  	   277,046,143


NET ASSET VALUE PER UNIT	              11.66	          14.41



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	    For the Quarters Ended March 31,


                                                                         		        2005    	     2004
                                                                               	                    $		       $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   1,041,888			    338,975

EXPENSES
	Brokerage fees (Morgan Stanley DW)		2,916,710	2,336,102
	Management fees	      	    1,268,134	  1,015,697
	Incentive fee		         ?         	    177,763

		   Total Expenses		   4,184,844	   3,529,562

NET INVESTMENT LOSS	   (3,142,956)	   (3,190,587)

TRADING RESULTS
Trading loss:
	Realized			(21,658,035) 	(1,740,263)
	Net change in unrealized		   (27,892,373)	 (12,222,723)

    Total Trading Results		   (49,550,408)	  (13,962,986)

NET LOSS 	   (52,693,364)	      (17,153,573)

NET LOSS ALLOCATION

	Limited Partners                                                  		 (52,130,427)            	 (16,965,077)
	General Partner                                                   		               (562,937)                         (188,496)

NET LOSS PER UNIT

	Limited Partners                                                  		       (2.75)        	 (1.25)
	General Partner                                                   		               (2.75)	 (1.25)




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2003	12,139,408.225	188,042,673	2,013,247	190,055,920

Offering of Units	3,147,926.145	46,974,407	570,000	47,544,407

Net Loss                                                                   ? 	  	(16,965,077)	(188,496)	(17,153,573)

Redemptions	   (214,165.923)	   (3,223,513)	         ?     	 (3,223,513)

Partners? Capital,
   March 31, 2004	  15,073,168.447	 214,828,490	     2,394,751	 217,223,241





Partners? Capital,
   December 31, 2004	18,954,389.185	270,231,305	2,869,425	273,100,730

Offering of Units	1,559,498.920	18,915,641	170,000	19,085,641

Net Loss                                                                    ? 	  	(52,130,427)	(562,937)	(52,693,364)

Redemptions	   (756,872.898)	   (9,181,048)	         ?     	 (9,181,048)

Partners? Capital,
   March 31, 2005	  19,757,015.207	 227,835,471	     2,476,488	 230,311,959









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2005     	      2004
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(52,693,364)	(17,153,573)
Noncash item included in net loss:
       Net change in unrealized	27,892,373	12,222,723

Increase in operating assets:
       Interest receivable (Morgan Stanley DW)	(87,148)	(24,673)

Increase (decrease) in operating liabilities:
       Accrued brokerage fees (Morgan Stanley DW)	(85,066)	170,548
       Accrued management fees	(36,986)	74,153
       Accrued incentive fee	           ?     	    (399,035)

Net cash used for operating activities	  (25,010,191)	  (5,109,857)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	19,066,169	38,471,275
Cash paid from redemptions of Units	    (7,651,682)	   (2,925,137)

Net cash provided by financing activities	   11,414,487	  35,546,138

Net increase (decrease) in cash	   (13,595,704)	30,436,281

Balance at beginning of period	   253,392,247	 178,774,244

Balance at end of period	   239,796,543	  209,210,525




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Currency L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts in global currency markets. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                	Net Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Mar. 31, 2005	-	(11,244,420)	  (11,244,420)	-	Jun. 2005
Dec. 31, 2004	         ?     16,647,953    16,647,953	-	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.
The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty which
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(48,508,520) and expenses totaling $4,184,844, resulting in a net loss of $52,693,364 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $14.41 at December 31, 2004 to $11.66 at March 31, 2005.

The most significant trading losses of approximately 7.1%, 1.8%, 1.1%, and 1.1%, respectively, resulted from positions in the euro, Swiss franc, Czech koruna, and Norwegian krone versus the U.S. dollar. Long positions in a variety of European currencies versus the U.S. dollar experienced losses during January after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit numbers from November, and speculation for higher U.S. interest rates. Finally, the U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. During February, losses were incurred from short European currency positions versus the U.S. dollar as the
       U.S. dollar?s value weakened in response to concern for the considerable U.S. Current-Account deficit expressed by Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long positions versus the U.S. dollar as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 4.6%, 0.5%, and 0.2%, respectively, stemmed from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?), versus the U.S. dollar as the Commodity Currency values traded counter to the U.S. dollar, due to the aforementioned reasons. Further losses of approximately 2.3% were incurred from positions in the Singapore dollar versus the U.S. dollar, primarily during February and March. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as
       the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% achieved during March from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar advanced due to an increase in U.S. interest rates by the U.S. Federal Reserve. Smaller Partnership gains of approximately 0.1% were achieved during February from long positions in the British pound versus the U.S. dollar as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed reductions in foreign central bank U.S. dollar holdings.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $(13,624,011) and expenses totaling $3,529,562, resulting in a net loss of $17,153,573 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit decreased from $15.66 at December 31, 2003 to $14.41 at March 31, 2004.

The most significant trading losses of approximately 2.1% were recorded from short Japanese yen positions against the U.S. dollar during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Additional losses of approximately 0.9% were incurred from short positions in the Singapore dollar versus the U.S. dollar,
       also during March, as the value of the Singapore dollar increased with the yen. Long positions in the South African rand and short positions in the Mexican peso, both versus the U.S. dollar, resulted in losses of approximately 2.6% and 1.0%, respectively, during January. Losses in the rand stemmed from expectations for a decline in gold prices due to an anticipated improvement in the global macro-economic environment during 2004.
 Losses in the peso were spurred by encouraging signs of a recovery in the Mexican economy. During February, short positions in the South African rand versus the U.S. dollar generated further Partnership losses as the rand?s value strengthened in response to higher consumer spending and lower inflation rate data. Further losses of approximately 0.8% were recorded from long positions in the Australian dollar versus the U.S. dollar. During March, the U.S. dollar reversed higher versus the Australian currency as it benefited from the belief that the Australian Central Bank would not increase interest rates in the short term, as had been expected. Long positions in the Norwegian krone versus the U.S. dollar also generated losses of approximately 1.0% amid a strengthening of the U.S. dollar caused by a perceived shift in U.S. Federal Reserve interest rate policy during January. Finally, smaller losses of approximately 0.5% were incurred from short positions in the euro versus the U.S. dollar, largely during March. As expectations for an interest rate reduction by the European Central Bank dissipated, market demand for the euro increased and forced its value higher
       later in the month.  A portion of the Partnership?s losses for the quarter was offset by gains of approximately 2.1% recorded from long positions in the British pound versus the U.S. dollar. During January, the British pound benefited as the U.S. dollar sold off early in the month due to U.S. Current-Account deficits, interest rate differentials between the U.S. and most other major economies, and concerns for potential terrorist attacks against U.S. interests. During February, the pound?s value moved higher versus the U.S. dollar amid an increase in U.K. interest rates, as well as expectations for further increases in the near-term. Additional gains of approximately 0.4% were recorded from short positions in the Swiss franc versus the U.S. dollar during January, as the U.S. dollar?s value improved late in the month amid the prospects for future increases in U.S. interest rates.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VAR?)
tables disclosed.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.
       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $230 million and $217 million, respectively.

Primary Market		   March 31, 2005	    March 31, 2004
Risk Category		   Value at Risk		Value at Risk
Currency				 (2.94)%			    (0.84)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day,
       which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Currency   					(3.93)%	(0.88)%	(2.32)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at March 31, 2005.
The Partnership also maintains a substantial portion (approximately 110% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk
       exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at March 31, 2005. It may be anticipated, however, that market exposure will vary materially over time.

Currency. At March 31, 2005, the Partnership had market exposure in the currency sector. The Partnership?s currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2005, the Partnership?s exposure was
       to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	12,000,000.000	    March 6, 2000	333-90485
Additional Registration	1,000,000.000		April 30, 2002	333-84654
Additional Registration	14,000,000.000 	  April 28, 2003	      333-104004
Additional Registration	  25,000,000.000	April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 3/31/05	      23,843,506.175
Units unsold through 3/31/05	    28,156,493.825


The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was $315,992,876.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus and the supplement included as part of the above referenced Registration Statements.

       Item 5.  OTHER INFORMATION

Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS
3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on April 29, 2005.
3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the Partnership?s Registration Statement on Form S-1 (File
No. 333-90485) filed with the Securities and Exchange Commission on November 5, 1999.

3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Currency L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.01 of the
Partnership?s Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to Exhibit
10.01 of the Partnership?s Form 8-K (File No. 0-31563),
filed with the Securities and Exchange Commission on
January 3, 2001.
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Partners, LLC, dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.02 of the
Partnership?s Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange
Commission on November 14, 2000.
10.02(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Sunrise Capital
Partners, LLC, and Demeter is incorporated by reference
to Exhibit 10.02 of the Partnership?s Form 8-K (File No.
0-31563), filed with the Securities and Exchange
Commission on January 3, 2001.
10.05	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW, and The Chase Manhattan Bank, the escrow agent, dated as of March 10, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90485) filed with the Securities and Exchange Commission on November 2, 2001.

10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus dated April 25, 2005, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on April 29,
2005.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference
to Exhibit C of the Partnership?s Prospectus, dated April
25, 2005, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
10.09	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-31563) filed with
the Securities and Exchange Commission on November 1,
2001.
10.10	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.
10.11	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.04 of the
Partnership?s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.
10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-31563)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
       Partnership pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 16, 2005            By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





- 7 -
- 10 -










MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

? 10 ?