Form 10-Q
period 2005-06-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2005-08-10
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

Yes    X       	No___________

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X




      	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-34

Item 4.	Controls and Procedures	35


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.36

Item 5.	Other Information	37

Item 6.	Exhibits 	37-39


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	       2005      	              2004
	 $	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	237,334,801	253,392,247
	Net unrealized gain on open contracts	   13,860,896	   16,647,953

		Total Trading Equity	251,195,697	270,040,200

Subscriptions receivable	2,247,857	6,690,404
Interest receivable (Morgan Stanley DW)	       431,015   	        315,539

	     Total Assets	 253,874,569        	     277,046,143

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	4,025,795	2,499,153
Accrued brokerage fees (Morgan Stanley DW)	919,692	1,007,999
Accrued management fees	      399,866	       438,261

	     Total Liabilities	   5,345,353	  3,945,413

Partners? Capital

Limited Partners (19,290,892.275 and
   18,755,238.476 Units, respectively)	245,822,083	270,231,305
General Partner (212,442.343 and
   199,150.709 Units, respectively)	      2,707,133	    2,869,425

	     Total Partners? Capital	   248,529,216	 273,100,730

	     Total Liabilities and Partners? Capital	   253,874,569  	   277,046,143


NET ASSET VALUE PER UNIT	             12.74	          14.41


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




                                                 For the Three Months	                  For the Six Months
  	        Ended June 30,     	                       Ended June 30,


                                                     2005   	        2004    	    2005   	    2004
                                                                                       $	               $		     $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,249,338		    388,460 		  2,291,226		          727,435

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,666,395	2,510,188	5,583,105		4,846,290
	Management fees	1,159,302      	    1,091,387	2,427,436 		   2,107,084
	Incentive fee	           ?         	            ?            	          ?        		       177,763

		   Total Expenses 	    3,825,697	      3,601,575	   8,010,541		     7,131,137

NET INVESTMENT LOSS 	  (2,576,359)	    (3,213,115)	  (5,719,315)		  (6,403,702)

TRADING RESULTS
Trading profit (loss):
	Realized	 (1,153,271)	(24,771,703)	(22,811,306)		(26,511,966)
	Net change in unrealized	  25,105,316	      4,853,902 	   (2,787,057)		        (7,368,821)

		   Total Trading Results	 23,952,045	   (19,917,801)	  (25,598,363)		  (33,880,787)

NET INCOME (LOSS)	  21,375,686        	  (23,130,916)	  (31,317,678)		 (40,284,489)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	21,145,041	   (22,877,603)	(30,985,386)		(39,842,680)
	General Partner 	230,645	(253,313)	               (332,292)	(441,809)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                             	       1.08                    (1.48)	 (1.67) 	(2.73)
	General Partner                                              	       1.08                    (1.48)	 (1.67) 	(2.73)




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2003	12,139,408.225	188,042,673	2,013,247	190,055,920

Offering of Units	5,526,127.804	78,373,608	870,000	79,243,608

Net Loss                                                                   ? 	  	(39,842,680)	(441,809)	(40,284,489)

Redemptions	   (561,041.370)	   (7,816,858)	         ?     	 (7,816,858)

Partners? Capital,
   June 30, 2004	  17,104,494.659	 218,756,743	     2,441,438	 221,198,181





Partners? Capital,
   December 31, 2004	18,954,389.185	270,231,305	2,869,425	273,100,730

Offering of Units	2,368,207.836	28,587,348	170,000	28,757,348

Net Loss                                                                   ? 	  	(30,985,386)	(332,292)	(31,317,678)

Redemptions	  (1,819,262.403)	  (22,011,184)	         ?     	 (22,011,184)

Partners? Capital,
   June 30, 2005	  19,503,334.618	 245,822,083	     2,707,133	 248,529,216








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2005     	      2004
	      $	      $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(31,317,678)	(40,284,489)
Noncash item included in net loss:
       Net change in unrealized	2,787,057	7,368,821

Increase in operating assets:
       Interest receivable (Morgan Stanley DW)	(115,476)	(33,279)

Increase (decrease) in operating liabilities:
       Accrued brokerage fees (Morgan Stanley DW)	(88,307)	177,215
       Accrued management fees	(38,395)	77,051
       Accrued incentive fee	            ?     	     (399,035)

Net cash used for operating activities	   (28,772,799)	  (33,093,716)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	33,199,895	79,702,756
Cash paid from redemptions of Units	   (20,484,542)	   (7,160,499)

Net cash provided by financing activities	    12,715,353	  72,542,257

Net increase (decrease) in cash	(16,057,446)   	39,448,541

Balance at beginning of period	   253,392,247	 178,774,244

Balance at end of period	   237,334,801	  218,222,785






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $            $          $

Jun. 30, 2005	-	13,860,896	13,860,896	-	Sep. 2005
Dec. 31, 2004	         ?     16,647,953    16,647,953	-	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $25,201,383 and expenses totaling $3,825,697, resulting in net income of $21,375,686 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $11.66 at March 31, 2005 to $12.74 at June 30, 2005.

The most significant trading gains of approximately 6.9% and 3.0%, respectively, resulted during May and June from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitutional referendums would result in similar outcomes. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital
       outflows into U.S. markets.  The U.S. dollar also
increased against other currencies in June following the ninth consecutive quarter-point increase in U.S. interest rates. Additional Partnership gains of approximately 2.1% and 1.1%, respectively, were recorded primarily during May and June from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies moved higher after Mexico?s central bank representatives elected not to change Mexico?s monetary policy and Brazil?s Minister of Finance reported increased foreign investment in Brazil. During June, the peso?s value moved higher amid comments from Mexico?s Finance Minister, Francisco Gil Diaz, that the Mexican economy was on track to meet the government's growth estimates for the year. Further Partnership gains of approximately 2.1% were experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. A portion of the Partnership?s gains was offset by losses of approximately 4.1% recorded from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately 0.8% stemmed from long positions in the Australian dollar versus the
       U.S. dollar as the Australian dollar declined amid falling gold prices, primarily during May.

The Partnership recorded total trading results including interest income totaling $(23,307,137) and expenses totaling $8,010,541, resulting in a net loss of $31,317,678 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $14.41 at December 31, 2004 to $12.74 at June 30, 2005.

The most significant trading losses of approximately 5.7%, 1.2%, and 1.0%, respectively, resulted from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?) versus the U.S.
dollar. During the first quarter, losses resulted as the values of the Commodity Currencies traded counter to the U.S. dollar due to a variety of macroeconomic stimuli that caused the U.S. dollar?s value to advance. During the second quarter, the values of the Commodity Currencies were impacted by speculation for higher interest rates and falling gold prices. Additional Partnership losses of approximately 4.1% were incurred from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. Further losses of approximately 1.8% were incurred from positions in the Singapore dollar versus the U.S. dollar, primarily during February and March. During February, long Singapore dollar positions incurred losses as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long Singapore dollar positions resulted in losses as the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices.
Smaller Partnership losses of approximately 0.7% were experienced from positions in the euro versus the U.S. dollar primarily during the first quarter after the U.S. dollar?s value moved higher during January amid improvements in the U.S. Current-Account, speculation for higher U.S. interest rates, and news that the Chinese government postponed its revaluation of the Chinese yuan. During February, losses were incurred from short euro positions as the U.S. dollar?s value weakened due to concern for the U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short euro positions continued to experience losses as its value strengthened amid a sharp rise in German industrial production.
A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 2.6% experienced
       from short positions in the Japanese yen versus the U.S.
dollar as the yen?s value declined during May and June in response to weak Japanese economic data. Smaller Partnership gains of approximately 1.1% were recorded from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Union constitution referendums would result in similar outcomes. During June, short Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(19,529,341) and expenses totaling $3,601,575, resulting in a net loss of $23,130,916 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $14.41 at March 31, 2004 to $12.93 at June 30, 2004.

The most significant trading losses of approximately 3.9% and 0.9%, respectively, resulted from positions in the Japanese yen
       and Singapore dollar versus the U.S. dollar.  Long
positions in both Asian currencies versus the U.S. dollar generated losses during April as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention. Newly established short Asian currency positions incurred losses during May as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short Asian currency positions experienced losses due to the yen?s rise prompted by better-than-anticipated improvements in the Japanese economy. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan?s economic recovery was on track. Long positions in the South African rand versus the U.S. dollar contributed losses of approximately 1.7% as the U.S. dollar reversed higher in response to rising U.S. interest rates and an improving U.S. economy. Additional Partnership losses of approximately 1.4% and 1.3%, respectively, stemmed from long positions in the British pound during April and long positions in the Norwegian krone during June, both versus the U.S. dollar, as the U.S. dollar benefited from expectations for rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. A portion of the Partnership?s overall losses was offset by gains of approximately
       0.4% achieved from short positions in the Australian
dollar versus the U.S. dollar as the Australian currency declined after statistics revealed that Australian economic growth slowed to its lowest point in more than a year. Further pressure stemmed from market speculation for a narrowing of interest rate differentials between Australian and the U.S., as well as lower gold prices during the first half of June. Additional gains of approximately 0.3% were established form long positions in the Swiss franc versus the U.S. dollar as the U.S. dollar?s value declined in May in response to surging energy prices and weaker-than-expected U.S. economic data. Smaller gains of approximately 0.2% were recorded from short positions in the euro versus the U.S. dollar during April as the U.S. dollar?s value benefited from the U.S. Federal Reserve Chairman?s Alan Greenspan comments concerning U.S. inflation, stronger U.S. economic activity, and the potential for higher U.S. interest rates.

The Partnership recorded total trading results including interest income totaling $(33,153,352) and expenses totaling $7,131,137, resulting in a net loss of $40,284,489 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $15.66 at December 31, 2003 to $12.93 at June 30, 2004.

The most significant trading losses of approximately 5.9% and 1.8%, respectively, were recorded from positions in the Japanese
       yen and Singapore dollar versus the U.S. dollar.  Short
Asian currency positions against the U.S. dollar during March recorded losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long positions in the Asian currencies versus the U.S. dollar during April, the U.S. dollar surged upwards following the release of stronger-than-expected U.S. jobs data, thereby, causing losses. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short Asian currency positions incurred losses again during May as the U.S. dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short Asian currency positions experienced losses due to the yen?s rise prompted by better-than-anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan?s economic recovery was on track. Additional Partnership losses of approximately 4.3% stemmed from long positions in the South African rand versus the U.S. dollar during January and February amid expectations for a decline in gold prices due to an anticipated improvement in the global macro-economic environment during 2004. During April, long South African rand positions versus the U.S. dollar experienced losses as the U.S. dollar?s value moved higher.
       During May, short South African rand positions incurred losses as the commodity-linked currency reversed higher in response to rising gold prices. Losses of approximately 2.3% occurred from long positions in the Norwegian krone versus the U.S. dollar during January and June amid a strengthening of the U.S. dollar caused by a perceived shift in U.S. Federal Reserve interest rate policy. Losses in the peso were spurred by encouraging signs of a recovery in the Mexican economy. Finally, smaller losses of approximately 1.4% were experienced from short positions in the Mexican peso versus the U.S. dollar. A portion of the Partnership?s overall losses during the first half of the year was offset by gains of approximately 0.7% from short positions in the Swiss franc versus the U.S. dollar during January as the U.S. dollar?s value moved higher amid the prospects for future increases in U.S. interest rates.
Additional gains of approximately 0.6% were provided from long positions in the British pound versus the U.S. dollar during January and February as the U.S. dollar sold off versus the pound due to interest rate differentials between the U.S. and the U.K., while the pound?s value increased amid an increase in U.K. interest rates.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $249 million and $221 million, respectively.

Primary Market		   June 30, 2005	     June 30, 2004
Risk Category		   Value at Risk		Value at Risk
Currency				 (3.97)%			    (0.88)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day,
       which could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Currency   					(3.97)%	(1.55)%	 (3.10)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2005.
The Partnership also maintains a substantial portion (approximately 97% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the
       Securities Exchange Act.  The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2005. It may be anticipated, however, that market exposure will vary materially over time.

Currency. At June 30, 2005, the Partnership had market exposure in the currency sector. The Partnership?s currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these
       fluctuations.  At June 30, 2005, the Partnership?s
exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	12,000,000.000	    March 6, 2000	333-90485
Additional Registration	1,000,000.000		April 30, 2002	333-84654
Additional Registration	14,000,000.000 	  April 28, 2003	      333-104004
Additional Registration	  25,000,000.000	April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 6/30/05	      24,652,215.091
Units unsold through 6/30/05    27,347,784.909


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $325,664,583.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

Item 6.  EXHIBITS
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933 on April 29, 2005.
3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No.
333-90485) filed with the Securities and Exchange
Commission on November 5, 1999.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Currency L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.01 of the
Partnership?s Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange Commission
on November 14, 2000.
10.01(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, John W. Henry & Company,
Inc., and Demeter is incorporated by reference to Exhibit
10.01 of the Partnership?s Form 8-K (File No. 0-31563),
       filed with the Securities and Exchange Commission
on January 3, 2001.
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Partners, LLC, dated as of March 6, 2000,
is incorporated by reference to Exhibit 10.02 of the
Partnership?s Quarterly Report on Form 10-Q (File No.
0-31563) filed with the Securities and Exchange Commission
on November 14, 2000.
10.02(a)	Amendment to Management Agreement, dated as of November
30, 2000, among the Partnership, Sunrise Capital Partners,
LLC, and Demeter is incorporated by reference to Exhibit
10.02 of the Partnership?s Form 8-K (File No. 0-31563),
filed with the Securities and Exchange Commission on
January 3, 2001.
10.05	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Spectrum Commodity L.P., Morgan
Stanley DW, and The Chase Manhattan Bank, the escrow
agent, dated as of March 10, 2000, is incorporated by
reference to Exhibit 10.05 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90485)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.06	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus dated April 25, 2005, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on April 29,
2005.
10.08	Form of Subscription Agreement Update Form to be executed
by each purchaser of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933 on April 29, 2005.
10.09	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated as of June 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.

10.09(a)	Amendment No. 1 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is filed herewith.
10.10	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-31563) filed with the Securities and Exchange
Commission on November 1, 2001.
10.11	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of June 30, 2000, is
incorporated by reference to Exhibit 10.04 of the
Partnership?s Form 8-K (File No. 0-31563) filed with the
Securities and Exchange Commission on November 1, 2001.
10.12	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 6, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-31563)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 15, 2005         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















      									EXHIBIT 31.01
CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management Corporation (?Demeter?), the general partner of the registrant, Morgan Stanley Spectrum Currency L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal control over financial reporting.




Date:   August 15, 2005     /s/	Jeffrey A. Rothman
	Jeffrey A. Rothman
						 President,
                               Demeter Management Corporation,
						 general partner of the registrant













						      		EXHIBIT 31.02
CERTIFICATIONS

I, Kevin Perry, Chief Financial Officer of Demeter Management
Corporation (?Demeter?), the general partner of the registrant, Morgan Stanley Spectrum Currency L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a)Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed   under
our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


   c)Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

   a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

   b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls over financial reporting.






Date:   August 15, 2005       /s/ Kevin Perry
                                  Kevin Perry
                                  Chief Financial Officer,
                                  Demeter Management Corporation,
                                  general partner of the registrant




       EXHIBIT 32.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Currency L.P. (the ?Partnership?) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		August 15, 2005
       EXHIBIT 32.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Currency L.P. (the ?Partnership?) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Kevin Perry,
Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Kevin Perry

Name:		Kevin Perry
Title:	Chief Financial Officer

Date:		August 15, 2005

- 7 -
- 10 -










MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

? 10 ?