Form 10-Q
period 2006-03-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2006-05-11
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




	       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-31

Item 4.	Controls and Procedures	31


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	32-33

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.33-34

Item 5.	Other Information	34

Item 6.	Exhibits 	34


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	       2006      	              2005
	 $	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	181,803,888	207,952,625
	Restricted cash                                                                               6,746,798		         ?

	     Total cash	188,550,686	207,952,625

	Net unrealized gain (loss) on open contracts (MS & Co.)	   (6,746,798)	     6,202,194

		Total Trading Equity	181,803,888	214,154,819

Subscriptions receivable	1,981,090	1,355,204
Interest receivable (Morgan Stanley DW)	        574,893   	         559,983

	     Total Assets	  184,359,871        	     216,070,006

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	5,205,326	6,346,278
Accrued brokerage fees (Morgan Stanley DW)	731,647	862,131
Accrued management fees	       318,107	       374,840

	     Total Liabilities	    6,255,080	    7,583,249

Partners? Capital

Limited Partners (16,591,589.246 and
   17,508,991.514 Units, respectively)	176,163,186	206,199,270
General Partner (182,866.343 and
    194,237.343 Units, respectively)	     1,941,605	    2,287,487

	     Total Partners? Capital	  178,104,791	 208,486,757

	     Total Liabilities and Partners? Capital	   184,359,871  	   216,070,006


NET ASSET VALUE PER UNIT	              10.62	           11.78

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	    For the Quarters Ended March 31,


                                                                         		        2006    	     2005
                                                                               	                    $		       $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    1,617,723			    1,041,888

EXPENSES
	Brokerage fees (Morgan Stanley DW)		2,308,774	2,916,710
	Management fees	      	     1,003,815	  1,268,134

		Total Expenses		     3,312,589	   4,184,844

NET INVESTMENT LOSS	    (1,694,866)	   (3,142,956)

TRADING RESULTS
Trading loss:
	Realized			 (5,443,038)	(21,658,035)
	Net change in unrealized		   (12,948,992)	 (27,892,373)

		Total Trading Results		   (18,392,030)	  (49,550,408)

NET LOSS 	   (20,086,896)	      (52,693,364)


NET LOSS ALLOCATION

	Limited Partners                                                  		            (19,868,142)
(52,130,427)
	General Partner
(218,754)                        (562,937)

NET LOSS PER UNIT

	Limited Partners                                                  		               (1.16)	 (2.75)
	General Partner                                                   		          (1.16)	 (2.75)








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2004	18,954,389.185	270,231,305	2,869,425	273,100,730

Offering of Units	1,559,498.920	18,915,641	170,000	19,085,641

Net Loss                                                                    ? 	  	(52,130,427)	(562,937)
	(52,693,364)

Redemptions	   (756,872.898)	   (9,181,048)	         ?     	 (9,181,048)

Partners? Capital,
   March 31, 2005	  19,757,015.207	 227,835,471	     2,476,488	 230,311,959





Partners? Capital,
   December 31, 2005	17,703,228.857	206,199,270	2,287,487	208,486,757

Offering of Units	483,816.273	5,362,200	? 	5,362,200

Net Loss                                                                    ? 	  	(19,868,142)	(218,754)
	(20,086,896)

Redemptions	   (1,412,589.541)	   (15,530,142)	    (127,128) 	 (15,657,270)

Partners? Capital,
   March 31, 2006	  16,774,455.589	 176,163,186	     1,941,605	 178,104,791








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(20,086,896)	(52,693,364)
Noncash item included in net loss:
       Net change in unrealized	12,948,992	27,892,373

Increase in operating assets:
       Restricted cash	(6,746,798)	(11,074,740)
       Interest receivable (Morgan Stanley DW)	(14,910)	(87,148)

Decrease in operating liabilities:
       Accrued brokerage fees (Morgan Stanley DW)	(130,484)	(85,066)
       Accrued management fees	          (56,733)	         (36,986)

Net cash used for operating activities	   (14,086,829)	  (36,084,931)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	4,736,314	19,066,169
Cash paid for redemptions of Units	     (16,798,222)	   (7,651,682)

Net cash provided by (used for) financing activities	   (12,061,908)	  11,414,487

Net decrease in unrestricted cash	(26,148,737)   	(24,670,444)

Unrestricted cash at beginning of period	   207,952,625	 253,222,567

Unrestricted cash at end of period	   181,803,888	  228,552,123






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Currency L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

                  Net Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2006	-	(6,746,798)	(6,746,798)	-	Jun. 2006
Dec. 31, 2005	-	6,202,194	6,202,194	-	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(16,774,307) and expenses totaling $3,312,589, resulting in a net loss of $20,086,896 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit decreased from $11.78 at December 31, 2005 to $10.62 at March 31, 2006.


The most significant trading losses of approximately 4.4%, 2.8%, 1.6%, and 1.3% respectively, were experienced from short positions in the Japanese yen, Swiss franc, euro, and Norwegian krone versus the U.S. dollar as the U.S. dollar?s value reversed lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive $760 billion of U.S. dollar reserve, might move to diversify some of its assets into other currencies. European currency values also moved higher on expectations that the European Central Bank might raise interest rates. Additional losses experienced during February resulted from short Japanese yen positions against the
       U.S. dollar as the value of the yen moved higher against the U.S. dollar after the release of better-than-expected Japanese machinery orders data. The Japanese yen?s value continued higher against the U.S. dollar towards the end of February amid intense speculation that the Bank of Japan may move to tighten monetary policy in Japan. Further losses during February were incurred from long positions in the euro, Swiss franc, and Norwegian krone versus the U.S. dollar as the values of these European currencies finished lower against the United States dollar amid significant interest rate differentials between the United States and the European Union. During March, losses were experienced from long positions in the U.S. dollar relative to the Japanese yen as the value of the yen reversed higher after comments from U.S. Treasury Undersecretary Adams warning Japan against preventing the yen from strengthening. Further losses during March were experienced from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 0.8% were recorded, primarily during March, from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction amid conflicting economic data out of Poland. Smaller losses of
       approximately 0.5% were experienced from long positions in the British pound against the U.S. dollar during February and March as the value of the pound reversed lower on speculation of a reduction of interest rates by the Bank of England and news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. Losses of approximately 0.4% were experienced during February and March from positions in the Czech koruna versus the U.S. dollar as the value of the Czech koruna experienced short-term volatility. Finally, losses of approximately 0.1% were recorded during February from long positions in the South African rand as the value of this ?Commodity Currency? reversed lower amid a reduction in gold prices. Smaller losses were experienced during March from both long and short positions in the South African rand against the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.8% recorded primarily during March from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar continued to trend lower on expectations for an economic slow-down in New Zealand.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(48,508,520) and expenses totaling $4,184,844, resulting in a net loss of $52,693,364 for the quarter ended
       March 31, 2005.  The Partnership?s net asset value per
Unit decreased from $14.41 at December 31, 2004 to $11.66 at
March 31, 2005.

The most significant trading losses of approximately 7.1%, 1.8%, 1.1%, and 1.1%, respectively, resulted from positions in the euro, Swiss franc, Czech koruna, and Norwegian krone versus the U.S. dollar. Long positions in a variety of European currencies versus the U.S. dollar experienced losses during January after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit numbers from November, and speculation for higher U.S. interest rates. Finally, the U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan for the foreseeable future. During February, losses were incurred from short European currency positions versus the U.S. dollar as the U.S. dollar?s value weakened in response to concern for the considerable U.S. Current-Account deficit expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long positions versus the U.S. dollar as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership
       losses of approximately 4.6%, 0.5%, and 0.2%,
respectively, stemmed from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?), versus the U.S. dollar as the Commodity Currencies values traded counter to the U.S. dollar, due to the aforementioned reasons. Further losses of approximately 2.3% were incurred from positions in the Singapore dollar versus the U.S. dollar, primarily during February and March. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.5% achieved during March from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar advanced due to an increase in U.S. interest rates by the U.S. Federal Reserve. Smaller Partnership gains of approximately 0.1% were achieved during February from long positions in the British pound versus the U.S. dollar as the U.S.
       dollar?s value declined amid news of disappointing U.S.
economic data and proposed reductions in foreign central bank U.S. dollar holdings.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the
       contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of
       ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VAR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The
       Partnership estimates VaR using a model based upon
historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or
       contract and do not distinguish between exchange and non-
exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $178 million and $230 million, respectively.

Primary Market		   March 31, 2006	    March 31, 2005
Risk Category		   Value at Risk		Value at Risk
Currency				  (1.40)%			    (2.94)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the
       speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Currency   					(3.97)%	 (1.40)%	 (2.61)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed
       the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at March 31, 2006.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 107% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at March 31, 2006. It may be anticipated, however, that market exposure will vary materially over time.

Currency. At March 31, 2006, the Partnership had market exposure in the currency sector. Exposure was to exchange rate
       fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2006, the Partnership?s exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the
       maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was 4.0 times Net Assets.

The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end margin require-ments for the period March 2005 through February 2006 that relates to forward contracts as compared to the Partnership?s total average month-end margin requirements was 100%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year in order for the Partnership to break even without accounting for a redemption charge to be 3.80%.

The Partnership could lose assets and have its trading disrupted if a commodity broker, any of the Trading Advisors, or others become bankrupt or if any of the Partnership?s Trading Advisors commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, any of the Partnership?s Trading Advisors, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if any of the Partnership?s Trading Advisors commits a trading error executed on behalf of the Partnership.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration            12,000,000.000		 March 6, 2000	333-90485
Additional Registration          1,000,000.000	 	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-
104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 3/31/06	      26,104,180.973
Units unsold through 3/31/06    25,895,819.027


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2006 was $342,734,964.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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



                        Morgan Stanley Spectrum Currency L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2006            By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
- 7 -
- 10 -











MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

? 10 ?