Form 10-Q
period 2006-06-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2006-08-08
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Six Months
	  Ended June 30, 2006 and 2005 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-35

Item 4.	Controls and Procedures	35


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	36

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.36-37

Item 5.	Other Information	37

Item 6.	Exhibits 	37-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	       2006      	              2005
	 $	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	173,502,508	207,952,625
	Restricted cash                                                                                    86,977		         ?

	     Total cash	173,589,485	207,952,625

	Net unrealized gain (loss) on open contracts (MS & Co.)	        (80,376)	     6,202,194

		Total Trading Equity	173,509,109	214,154,819

Subscriptions receivable	1,696,687	1,355,204
Interest receivable (Morgan Stanley DW)	         548,681   	         559,983

	     Total Assets	  175,754,477        	     216,070,006

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,870,167	6,346,278
Accrued brokerage fees (Morgan Stanley DW)	685,789	862,131
Accrued management fees	        298,169	       374,840

	     Total Liabilities	    3,854,125	    7,583,249

Partners? Capital

Limited Partners (15,916,000.150 and
   17,508,991.514 Units, respectively)	170,047,476	206,199,270
General Partner (173,424.343 and
    194,237.343 Units, respectively)	     1,852,876	    2,287,487

	     Total Partners? Capital	  171,900,352	 208,486,757

	     Total Liabilities and Partners? Capital	   175,754,477  	   216,070,006


NET ASSET VALUE PER UNIT	              10.68	           11.78

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



                        For the Three Months	                            For the Six Months
  	       Ended June 30,                                    Ended June 30,


                                           2006   	        2005    	    2006   	    2005
                                              $	           $	     $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,670,661		    1,249,338 		   3,288,384		  	      2,291,226

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,045,125	2,666,395	4,353,899		5,583,105
	Management fees	            889,186	    1,159,302	     1,893,001		   2,427,436

		   Total Expenses 	    2,934,311	      3,825,697	    6,246,900		     8,010,541

NET INVESTMENT LOSS 	   (1,263,650)	    (2,576,359)	  (2,958,516)		  (5,719,315)

TRADING RESULTS
Trading profit (loss):
	Realized	(4,187,649) 	(1,153,271)	(9,630,687)		(22,811,306)
	Net change in unrealized	    6,666,422	     25,105,316 	   (6,282,570)   	     (2,787,057)

		   Total Trading Results	    2,478,773	   23,952,045	  (15,913,257)		  (25,598,363)

NET INCOME (LOSS)                                            1,215,123        	  21,375,686	  (18,871,773)		 (31,317,678)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,199,613	   21,145,041	(18,668,529)		(30,985,386)
	General Partner 	15,510	230,645	             		(203,244)	(332,292)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	      0.06 	                   1.08	(1.10)	 	(1.67)
	General Partner                                             	       0.06	                   1.08	(1.10) 	 	(1.67)







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2004	18,954,389.185	270,231,305	2,869,425	273,100,730

Offering of Units	2,368,207.836	28,587,348	170,000	28,757,348

Net Loss                                                                    ? 	  	(30,985,386)	(332,292)	(31,317,678)

Redemptions	   (1,819,262.403)	   (22,011,184)	         ?     	 (22,011,184)

Partners? Capital,
   June 30, 2005	  19,503,334.618	 245,822,083	     2,707,133	 248,529,216





Partners? Capital,
   December 31, 2005	17,703,228.857	206,199,270	2,287,487	208,486,757

Offering of Units	942,726.950	10,338,757	? 	10,338,757

Net Loss                                                                    ? 	  	(18,668,529)	(203,244)	(18,871,773)

Redemptions	   (2,556,531.314)	   (27,822,022)	   (231,367)	 (28,053,389)

Partners? Capital,
   June 30, 2006	  16,089,424.493	 170,047,476	     1,852,876	 171,900,352






The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2006     	      2005
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(18,871,773)	(31,317,678)
Noncash item included in net loss:
       Net change in unrealized	6,282,570	 2,787,057

(Increase) decrease in operating assets:
       Restricted cash	(86,977)	169,680
       Interest receivable (Morgan Stanley DW)	11,302	(115,476)

Decrease in operating liabilities:
       Accrued brokerage fees (Morgan Stanley DW)	(176,342)	(88,307)
       Accrued management fees	          (76,671)	         (38,395)

Net cash used for operating activities	   (12,917,891)	  (28,603,119)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	9,997,274	33,199,895
Cash paid for redemptions of Units	    (31,529,500)	   (20,484,542)

Net cash provided by (used for) financing activities	    (21,532,226)	   12,715,353

Net decrease in unrestricted cash	   (34,450,117)	(15,887,766)

Unrestricted cash at beginning of period	   207,952,625	 253,222,567

Unrestricted cash at end of period	   173,502,508	  237,334,801






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

                  Net Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Jun. 30, 2006	-	(80,376)	(80,376)	-	Sep. 2006
Dec. 31, 2005	-	6,202,194	6,202,194	-	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $4,149,434 and expenses totaling $2,934,311, resulting in net income of $1,215,123 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $10.62 at March 31, 2006 to $10.68 at June 30, 2006.

The most significant trading gains of approximately 4.4%, 0.8%, 0.7%, 0.4%, and 0.3%, respectively, were experienced during April and May from long positions in the euro, Norwegian krone, British pound, Singapore dollar, and Czech koruna versus the U.S. dollar as the U.S. dollar weakened against its major rivals. In April, the U.S. dollar trended lower on news that foreign central banks were diversifying their currency reserves away from the U.S. dollar. Also contributing to the U.S. dollar?s decline was increased speculation that the U.S. Federal Reserve may pause its interest rate tightening campaign. During May, the U.S. dollar continued to be pressured lower versus the euro and British pound as benign inflation data and weaker-than-expected housing starts data boosted speculation that the U.S. Federal Reserve is nearing the end of its interest rate tightening policy. In addition, the
       value of the U.S. dollar was negatively affected by the persistent tensions between the U.S. and Iran over Iran?s uranium enrichment program. Conversely, strong manufacturing data out of the United Kingdom supported the British pound, while the euro strengthened after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank. Additional gains of approximately 2.8% experienced in May and June resulted from short positions in the South African rand versus the U.S. dollar as the rand fell in tandem with falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high, and expectations that the country?s Gross Domestic Product growth will be weaker-than-expected. Additional gains of approximately 0.6% were experienced from short positions in the Mexican peso versus the U.S. dollar as the value of the peso declined against the U.S. dollar, primarily during April, amid continuing political uncertainty in the country. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 3.9%, 1.8%, 1.1%, and 0.8%, primarily incurred in April, from short positions in the Japanese yen, Australian dollar, Swiss franc, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower due to the aforementioned reasons. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while
       the Swiss franc moved higher on political tensions in the
Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Smaller losses of approximately 0.9% were incurred from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real fell in May amid weakness in the emerging markets. Further losses were experienced from newly established short positions in the Brazilian real as it strengthened against the U.S. dollar in June on speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign.

The Partnership recorded total trading results including interest income totaling $(12,624,873) and expenses totaling $6,246,900, resulting in a net loss of $18,871,773 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $11.78 at December 31, 2005 to $10.68 at June 30, 2006.

The most significant trading losses of approximately 8.1%, 3.8%, 1.9%, and 0.5%, respectively, resulted from short positions in the Japanese yen, Swiss franc, Australian dollar, and Norwegian krone versus the U.S. dollar. During April and May, the U.S. dollar moved lower on news that foreign central banks are beginning to diversify their currency reserves away from U.S.
       dollar-denominated assets, as well as uncertainty
regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen, Swiss franc, and Norwegian krone moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank may raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on political tensions in the Middle East. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses of approximately 1.0% were incurred from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real fell in May amid weakness in the emerging markets. Newly established short positions in the Brazilian real incurred further losses as it strengthened against the U.S. dollar in June on speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. Smaller losses of approximately 0.9% were recorded, primarily during March, from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction amid conflicting economic data out of Poland. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 2.7% and 2.7%, respectively, recorded from short positions in the South African rand versus the U.S. dollar and long positions in
       the euro against the U.S. dollar.  The South African rand weakened against the U.S. dollar during June as the ?commodity-currency? fell in tandem with falling gold prices. Meanwhile, the euro strengthened relative to the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank. Smaller gains of approximately 1.6% were recorded from long positions in the Singapore dollar as it benefited from the declining U.S. dollar. Additional gains of approximately 1.0% were experienced, primarily during March, from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar trended lower on expectations for an economic slowdown in New Zealand. Further gains of 0.5% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the peso declined against the U.S. dollar, primarily during April, amid continuing political uncertainty in that country.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $25,201,383 and expenses totaling $3,825,697, resulting in net income of $21,375,686 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $11.66 at March 31, 2005 to $12.74 at June 30, 2005.

The most significant trading gains of approximately 6.9% and 3.0%, respectively, resulted during May and June from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitutional referendums would result in similar outcomes. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets. The U.S. dollar also increased against other currencies in June following the ninth consecutive quarter-point increase in U.S. interest rates. Additional Partnership gains of approximately 2.1% and 1.1%, respectively, were recorded primarily during May and June from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies moved higher after Mexico?s central bank representatives elected not to change Mexico?s monetary policy and Brazil?s Minister of Finance reported increased foreign investment in Brazil. During June, the peso?s value moved higher amid comments from Mexico?s Finance Minister, Francisco Gil Diaz, that the Mexican economy was on track to meet
       the government's growth estimates for the year.  Further
Partnership gains of approximately 2.1% were experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. A portion of the Partnership?s gains was offset by losses of approximately 4.1% recorded from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately 0.8% stemmed from long positions in the Australian dollar versus the U.S. dollar as the Australian dollar declined amid falling gold prices, primarily during May.

The Partnership recorded total trading results including interest income totaling $(23,307,137) and expenses totaling $8,010,541, resulting in a net loss of $31,317,678 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $14.41 at December 31, 2004 to $12.74 at June 30, 2005.

The most significant trading losses of approximately 5.7%, 1.2%, and 1.0%, respectively, resulted from positions in the South African rand, New Zealand dollar, and Australian dollar
       (collectively the ?Commodity Currencies?) versus the U.S.
dollar. During the first quarter, losses resulted as the values of the Commodity Currencies traded counter to the U.S. dollar due to a variety of macroeconomic stimuli that caused the U.S. dollar?s value to advance. During the second quarter, the values of the Commodity Currencies were impacted by speculation for higher interest rates and falling gold prices. Additional Partnership losses of approximately 4.1% were incurred from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. Further losses of approximately 1.8% were incurred from positions in the Singapore dollar versus the U.S. dollar, primarily during February and March. During February, long Singapore dollar positions incurred losses as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long Singapore dollar positions resulted in losses as the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices.
Smaller Partnership losses of approximately 0.7% were experienced
       from positions in the euro versus the U.S. dollar
primarily during the first quarter after the U.S. dollar?s value moved higher during January amid improvements in the U.S. Current- Account, speculation for higher U.S. interest rates, and news that the Chinese government postponed its re-valuation of the Chinese yuan. During February, losses were incurred from short euro positions as the U.S. dollar?s value weakened due to concern for the U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short euro positions continued to experience losses as its value strengthened amid a sharp rise in German industrial production.
A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 2.6% experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. Smaller Partnership gains of approximately 1.1% were recorded from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Union constitution referendums would result in similar outcomes. During June, short Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of
       weak European economic data, and greater-than-expected capital outflows into U.S. markets.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin
       requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under
       the ?Partnership?s Value at Risk in Different Market
Sectors? section and significantly exceed the Value at Risk (?VAR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical
       simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $172 million and $249 million, respectively.

Primary Market		   June 30, 2006	     June 30, 2005
Risk Category		   Value at Risk		Value at Risk
Currency				 (1.80)%			    (3.97)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Currency   					(2.68)%	(1.40)%	(2.07)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2006.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2006. It may be anticipated, however, that market exposure will vary materially over time.

Currency. At June 30, 2006, the Partnership had market exposure in the currency sector. Exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency
       pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2006, the Partnership?s exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       <table>  PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration            12,000,000.000		 March 6, 2000	333-90485
Additional Registration          1,000,000.000	 	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 6/30/06	      26,563,091.650
Units unsold through 6/30/06    25,436,908.350

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2006 was $347,711,521.
       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2006         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

- 7 -
- 10 -










MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

1244: