Form 10-Q
period 2006-09-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2006-11-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       	No___________


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Nine Months
	  Ended September 30, 2006 and 2005 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-37

Item 4.	Controls and Procedures	37-38


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	39

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.39-40

Item 5.	Other Information	40-41

Item 6.	Exhibits 	41-42


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	       2006      	              2005
	 $	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	  166,747,983	  207,952,625

	     Total cash	166,747,983	207,952,625

	Net unrealized gain on open contracts (MS & Co.)	        417,894	     6,202,194

		Total Trading Equity	167,165,877	214,154,819

Subscriptions receivable	1,064,888	1,355,204
Interest receivable (Morgan Stanley DW)	       557,488   	         559,983

	     Total Assets	     168,788,253        	     216,070,006

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	4,101,389	6,346,278
Accrued brokerage fees (Morgan Stanley DW)	653,219	862,131
Accrued management fees	        284,009	       374,840

	     Total Liabilities	    5,038,617	    7,583,249

Partners? Capital

Limited Partners (15,210,869.829 and
   17,508,991.514 Units, respectively)	161,903,717	206,199,270
General Partner (173,424.343 and
    194,237.343 Units, respectively)	      1,845,919	    2,287,487

	     Total Partners? Capital	   163,749,636	 208,486,757

	     Total Liabilities and Partners? Capital	  168,788,253  	   216,070,006

NET ASSET VALUE PER UNIT	              10.64	           11.78

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



                              For the Three Months                       For the Nine Months
                         Ended September 30,                     Ended September 30,


                                   2006   	        2005    	    2006   	    2005
                                        $	                                         $	         $    	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,705,588		    1,491,227 		   4,993,972		  	       3,782,453

EXPENSES
	Brokerage fees (Morgan Stanley DW)	1,936,660	2,772,180	6,290,559		8,355,285
	Management fees	            842,025	    1,205,299	   2,735,026 		   3,632,735

		   Total Expenses 	    2,778,685	      3,977,479	   9,025,585		   11,988,020

NET INVESTMENT LOSS 	   (1,073,097)	    (2,486,252)	   (4,031,613)		  (8,205,567)

TRADING RESULTS
Trading profit (loss):
	Realized	(69,123) 	(4,003,991)	(9,699,810)		(26,815,297)
	Net change in unrealized	      498,270	     (12,118,505) 	       (5,784,300)	  (14,905,562)

		   Total Trading Results	      429,147	  (16,122,496)	  (15,484,110)		  (41,720,859)

NET LOSS                                    	    (643,950)        (18,608,748)	  (19,515,723)		 (49,926,426)

NET LOSS ALLOCATION

	Limited Partners	(636,993)	   (18,404,932)         (19,305,522)		(49,390,318)
	General Partner 	(6,957)	(203,816)	              (210,201)	(536,108)


NET LOSS PER UNIT

	Limited Partners                                            	     (0.04)  	                  (0.96)	 (1.14)	 	(2.63)
	General Partner                                             	       (0.04)	                    (0.96)	 (1.14)	 	(2.63)







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2004	18,954,389.185	270,231,305	2,869,425	273,100,730

Offering of Units	2,981,240.348	36,025,172	170,000	36,195,172

Net Loss                                                                   ? 	  	(49,390,318)	(536,108)	(49,926,426)

Redemptions	   (2,955,919.524)	   (35,721,850)	         ?     	 (35,721,850)

Partners? Capital,
   September 30, 2005	   18,979,710.009	 221,144,309	    2,503,317	 223,647,626





Partners? Capital,
   December 31, 2005	17,703,228.857	206,199,270	2,287,487	208,486,757

Offering of Units	1,313,459.877	14,258,583	?  	14,258,583

Net Loss                                                                   ? 	  	(19,305,522)	(210,201)	(19,515,723)

Redemptions	   (3,632,394.562)	   (39,248,614)	    (231,367)	 (39,479,981)

Partners? Capital,
   September 30, 2006	   15,384,294.172	 161,903,717	    1,845,919	 163,749,636






The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	For the Nine Months Ended September 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(19,515,723)	(49,926,426)
Noncash item included in net loss:
       Net change in unrealized	5,784,300	 14,905,562

(Increase) decrease in operating assets:
       Restricted cash	?     	166,662
       Interest receivable (Morgan Stanley DW)	2,495	(188,146)

Decrease in operating liabilities:
       Accrued brokerage fees (Morgan Stanley DW)	(208,912)	(133,155)
       Accrued management fees	         (90,831)	         (57,894)

Net cash used for operating activities	  (14,028,671)	  (35,233,397)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	14,548,899	41,165,829
Cash paid for redemptions of Units	    (41,724,870)	   (33,141,664)

Net cash provided by (used for) financing activities	   (27,175,971)	      8,024,165

Net decrease in unrestricted cash	   (41,204,642)	(27,209,232)

Unrestricted cash at beginning of period	   207,952,625	 253,222,567

Unrestricted cash at end of period	   166,747,983	  226,013,335




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                       Net Unrealized Gains
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Sep. 30, 2006	-	  417,894	417,894	-	Dec. 2006
Dec. 31, 2005	-	6,202,194	6,202,194	-	Mar. 2006

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.






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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership
       are difficult to discuss other than in the context of the
Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $2,134,735 and expenses totaling $2,778,685, resulting in a net loss of $643,950 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $10.68 at June 30, 2006 to $10.64 at September 30, 2006.

The most significant trading losses of approximately 1.7% resulted from long positions in the euro versus the U.S. dollar, primarily during July, as the value of the euro moved lower after the European Central Bank decided to keep its key interest rate unchanged. Elsewhere, losses of approximately 1.2% were incurred during July from short positions in the South African rand versus the U.S. dollar as the value of the rand moved higher in tandem with increasing commodity prices. Additional losses were incurred from newly established long positions in the South African rand versus the U.S. dollar during August as the value of the rand weakened against the U.S. dollar after the release of data showing South Africa?s trade deficit widened more-than-expected. During September, losses of approximately 0.8%, 0.7%, and 0.3%, respectively, were recorded from long positions in the
       Singapore dollar, Mexican peso, and Australian dollar against the U.S. dollar as the value of the U.S. dollar increased against these currencies after government reports showed U.S. consumer confidence rebounded in September. In addition, the value of the Mexican peso declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Finally, smaller losses of approximately 0.3% resulted from both long and short positions in the U.S. dollar relative to the Czech koruna and the Polish zloty as the value of these currencies moved without consistent direction throughout a majority of the quarter. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 5.7% and 0.5%, respectively, from positions in the U.S. dollar relative to the Japanese yen and British pound. During August, gains were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened against most of its major rivals after the Japanese Consumer Price Index for July came in lower-than-expected, diminishing expectations of another interest rate hike by the Bank of Japan this year. The value of the yen continued to trend lower in September after a report showed Japanese consumer confidence fell in August, resulting in further gains from short positions against the U.S. dollar. During July, gains were also experienced from long positions in the British pound versus the U.S. dollar as the value of the pound increased on solid housing and consumer price data out of the United Kingdom.
        In addition, the value of the British pound was pressured higher after the Bank of England unexpectedly lifted its key interest rate in August.

The Partnership recorded total trading results including interest income totaling $(10,490,138) and expenses totaling $9,025,585, resulting in a net loss of $19,515,723 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $11.78 at December 31, 2005 to $10.64 at September 30, 2006.

The most significant trading losses of approximately 3.9%, 2.9%, and 2.1%, respectively, resulted from short positions in the Swiss franc, Japanese yen, and Australian dollar versus the U.S. dollar during the first six months of the year. The Swiss franc and Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of Switzerland and Japan increased speculation that the Swiss National Bank and Bank of Japan might raise interest rates. In addition, the Japanese yen strengthened during April on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on geopolitical tensions in the Middle East. Meanwhile, the Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Finally, the U.S. dollar moved lower during April and May on news that foreign central banks were beginning to diversify
       their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. Further losses of approximately 1.2% were experienced primarily during May and June from long positions in the Brazilian real, as well as both long and short positions in the Polish zloty, as the value of the Brazilian real moved lower on political concerns, while the value of the Polish zloty moved without consistent direction. A portion of the Partnership?s overall losses in the first nine months of the year was offset by gains of approximately 1.5%, 1.0%, and 0.7%, respectively, recorded from positions in the South African rand, euro, and British pound versus the U.S. dollar. The South African rand weakened against the U.S. dollar during June as the value of this ?commodity-currency? fell in tandem with falling gold prices. Meanwhile, the euro strengthened relative to the U.S. dollar during April and May after Dutch Finance Minister Gerritt Zalm said that the European Central Bank would not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank. During July, gains were achieved from long positions in the British pound versus the U.S. dollar as the value of the pound increased on solid housing and consumer price data out of the United Kingdom. In addition, the value of the British pound was pressured higher after the Bank of England unexpectedly lifted its key interest rate in August. Finally, smaller gains
       of approximately 0.8% resulted from long positions in the
Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar benefited from U.S. dollar?s weakness during April and May, while short positions in the New Zealand dollar versus the U.S. dollar experienced gains during March as the value of the New Zealand dollar continued to trend lower on expectations for an economic slow-down in New Zealand.



For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $(14,631,269) and expenses totaling $3,977,479, resulting in a net loss of $18,608,748 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $12.74 at June 30, 2005 to $11.78 at September 30, 2005.

The most significant trading losses of approximately 4.0%, 1.4%, 0.9%, 0.6%, and 0.6%, respectively, resulted from positions in the British pound, Norwegian krone, both the New Zealand and Australian dollars, and the Czech koruna. During July, long positions in the British pound versus the U.S. dollar experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, long U.S. dollar positions against the British pound, Norwegian krone, and Czech koruna
       incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Strong signals of euro-zone economic improvement also supported the advance of the British pound, Norwegian krone, and Czech koruna. Short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of those currencies moved higher on strong economic data out of the region. During September, losses were recorded from short U.S. dollar positions against the British pound, Norwegian krone, Czech koruna, and both the Australian and New Zealand dollars, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower against the U.S. dollar were fears for an economic slow-down in New Zealand during 2006. Additional losses of approximately 1.0% were recorded from positions in the Singapore dollar against the U.S. dollar. During July, short positions recorded losses after the Singapore dollar?s value reversed higher in response to market expectations for future economic growth in Singapore. During August, losses stemmed from long Singapore dollar positions after the value of the Singapore dollar finished lower in response to disappointing export data. Finally, smaller Partnership losses of approximately 0.1% were recorded during August from short positions in the Swiss franc
       against the U.S. dollar after the value of the U.S. dollar weakened on disappointing economic data. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.7% from short positions in the Japanese yen versus the U.S. dollar during July and September. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including industrial production, salaried household spending, and the Tokyo consumer price index.

The Partnership recorded total trading results including interest income totaling $(37,938,406) and expenses totaling $11,988,020, resulting in a net loss of $49,926,426 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $14.41 at December 31, 2004 to $11.78 at September 30, 2005.

The most significant trading losses of approximately 12.2% resulted from positions in European currencies against the U.S.
       dollar.  Early during the first quarter, losses resulted from long positions in the British pound, Norwegian krone, euro, Czech koruna, and Swedish krona versus the U.S. dollar after the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar?s value weakened in response to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long European currency positions versus the U.S. dollar as the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound?s value declined after British Prime Minister Tony Blair's Labour Party won re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced losses as the value of the pound dropped sharply on geopolitical
       concerns after a terror attack on the London public
transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Additional losses of approximately 5.5%, 2.1%, and 1.7%, respectively, were recorded from positions in the South African rand and both the New Zealand and Australian dollars (collectively the ?Commodity Currencies?). During the first quarter, losses stemmed from both long and short positions against the yen versus the U.S. dollar as the values of the Commodity Currencies traded counter to the U.S. dollar, which benefited due to positive economic data. During the second quarter, long positions in the Australian dollar versus the U.S. dollar produced losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. During September, losses were recorded from long Australian and New Zealand dollar positions as the value of the
       U.S. dollar advanced amid bolstered expectations that the
U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar against the U.S. dollar lower were fears for an economic slow-down in New Zealand during 2006. Partnership losses of approximately 2.9% were recorded primarily during the first quarter from positions in the Singapore dollar versus the U.S. dollar. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to sector losses. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 4.4% from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates by the U.S. Federal Reserve.
       Short Japanese yen positions held during the second
quarter produced profits as the yen?s value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including industrial production, salaried household spending, and the Tokyo consumer price index.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

       The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation
       Reform Act of 1995 (set forth in Section 27A of the
Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
       typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $164 million and $224 million, respectively.

Primary Market		 September 30, 2006	    September 30, 2005
Risk Category		   Value at Risk		Value at Risk
Currency				  (2.93)% 		    (2.68)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.


Primary Market Risk Category        High      Low      Average
Currency   					(2.93)%	(1.40)%	 (2.13)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or
hedging activities, and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2006.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 103% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at September 30, 2006. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2006 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2006, the Partnership?s exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
       At September 30, 2006, there was no non-trading risk
exposure because the Partnership did not have any foreign currency balances.

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
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure
       controls and procedures (as defined in Rules 13a?
15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
	<caption>				 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration            12,000,000.000	 March 6, 2000	333-90485
Additional Registration          1,000,000.000	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 9/30/06	      26,933,824.577
Units unsold through 9/30/06    25,066,175.423

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2006 was $351,631,347.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

       On November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2006       By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



- 7 -
- 10 -











MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

? 10 ?