Form 10-Q
period 2007-03-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2007-05-11
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-33

Item 4.	Controls and Procedures	33-34

Item 4T.	Controls and Procedures	34


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	35

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.35-36

Item 6.	Exhibits 	36



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	       2007      	              2006
	 $	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	140,405,793	162,737,117
	Restricted cash                                                                               1,329,259		         ?

	     Total cash	141,735,052	162,737,117

	Net unrealized gain on open contracts (MS&Co.)	     2,124,523	     4,534,033

		Total Trading Equity	143,859,575	167,271,150

Subscriptions receivable	891,581	759,216
Interest receivable (Morgan Stanley DW)	        512,427   	         560,751

	     Total Assets	  145,263,583        	     168,591,117

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	3,378,287	4,643,347
Accrued brokerage fees (Morgan Stanley DW)	577,020	626,181
Accrued management fees	        250,879	       272,253

	     Total Liabilities	     4,206,186	    5,541,781

Partners? Capital

Limited Partners (13,575,060.952 and
   14,173,942.826 Units, respectively)	139,481,389	161,303,764
General Partner (153,385.343 Units)	     1,576,008	    1,745,572

	     Total Partners? Capital	  141,057,397	 163,049,336

	     Total Liabilities and Partners? Capital	     145,263,583  	   168,591,117

NET ASSET VALUE PER UNIT	                                                                10.27	           11.38

	The accompanying notes are an integral part of these financial statements.

<page <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	    For the Quarters Ended March 31,


                                                                         		        2007    	     2006
                                                                               	                    $		       $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    1,530,601			    1,617,723

EXPENSES
	Brokerage fees (Morgan Stanley DW)		1,813,651	2,308,774
	Management fees	   	          788,545	     1,003,815

		Total Expenses		     2,602,196	     3,312,589

NET INVESTMENT LOSS	    (1,071,595)	    (1,694,866)

TRADING RESULTS
Trading loss:
	Realized			(12,109,259)	 (5,443,038)
	Net change in unrealized		     (2,409,510)	   (12,948,992)

		Total Trading Results		   (14,518,769)	   (18,392,030)

NET LOSS 	    (15,590,364)	   (20,086,896)


NET LOSS ALLOCATION

	Limited Partners                                                  	 	           (15,420,800)	 (19,868,142)
	General Partner                                                   		(169,564)              	 (218,754)


NET LOSS PER UNIT

	Limited Partners                                                  		            (1.11)	(1.16)
	General Partner                                                   		    (1.11)  	(1.16)






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2005	17,703,228.857	206,199,270	2,287,487	208,486,757

Offering of Units	483,816.273	5,362,200	? 	5,362,200

Net Loss                                                                    ? 	  	(19,868,142)	(218,754)	(20,086,896)

Redemptions	   (1,412,589.541)	   (15,530,142)	    (127,128) 	 (15,657,270)

Partners? Capital,
   March 31, 2006	  16,774,455.589	 176,163,186	     1,941,605	 178,104,791





Partners? Capital,
   December 31, 2006	14,327,328.169	161,303,764	1,745,572	163,049,336

Offering of Units	257,990.178	2,781,930                  ?	 	2,781,930

Net Loss                                                                    ? 	  	(15,420,800)	(169,564)	(15,590,364)

Redemptions	     (856,872.052)	   (9,183,505)	             ?      	   (9,183,505)

Partners? Capital,
   March 31, 2007	  13,728,446.295	 139,481,389	     1,576,008	 141,057,397









The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(15,590,364)	(20,086,896)
Noncash item included in net loss:
       Net change in unrealized	2,409,510	12,948,992

(Increase) decrease in operating assets:
       Restricted cash	(1,329,259)	(6,746,798)
       Interest receivable (Morgan Stanley DW)	48,324	(14,910)

Decrease in operating liabilities:
       Accrued brokerage fees (Morgan Stanley DW)	(49,161)	(130,484)
       Accrued management fees	         (21,374)	          (56,733)

Net cash used for operating activities	    (14,532,324)	   (14,086,829)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	2,649,565	4,736,314
Cash paid for redemptions of Units	   (10,448,565)	     (16,798,222)

Net cash used for financing activities	     (7,799,000)	   (12,061,908)

Net decrease in unrestricted cash	(22,331,324)	(26,148,737)

Unrestricted cash at beginning of period	   162,737,117	   207,952,625

Unrestricted cash at end of period	   140,405,793	   181,803,888






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Currency L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006 Annual Report on Form 10-K.

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?).  Effective April 1, 2007, Morgan Stanley

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW and MS&Co.
Demeter and MS&Co. are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc. (?JWH?) and Sunrise Capital Partners, LLC (?Sunrise?) (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Effective May 1, 2007, the Partnership?s assets were reallocated as follows: 60% to Sunrise, and will be traded pursuant to the Currency Program; 40% to JWH, and will be traded pursuant to the International Foreign Exchange Program.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW
(through March 31, 2007) and MS&Co. in futures, forward, and options trading accounts to meet margin requirements as needed.

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective April 1, 2007, MS&Co. pays the Partnership interest income on 80% of the funds on deposit with the commodity brokers at month-end at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 80% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills.


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

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2007        -		2,124,523	2,124,523	-	Jun. 2007
Dec. 31, 2006	- 	4,534,033	4,534,033	-	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW
(through March 31, 2007) and MS&Co. act as the futures commission merchants or the counterparties, with respect to most of the

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31,
2007) and MS&Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.


4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007) and MS&Co. as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(12,988,168) and expenses totaling $2,602,196, resulting in a net loss of $15,590,364 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $11.38 at December 31, 2006, to $10.27 at March 31, 2007.

The most significant trading losses of approximately 3.7% were experienced from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of January. Further losses were incurred from short positions in the South African rand versus the U.S. dollar as the value of the South African rand strengthened relative to the U.S. dollar at the beginning of March on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. Elsewhere, losses of approximately 2.1% were recorded during February and early March from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened against the U.S. dollar after a report
       showed U.K. services growth had slowed in January and on speculation that the Bank of England would not continue to increase interest rates in the near-term. Additional losses of approximately 1.1% and 0.9% respectively, were experienced from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar during January as the value of the U.S. dollar moved higher against these currencies after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near-term. Newly established short positions in the New Zealand dollar versus the U.S. dollar resulted in losses during February as the value of the New Zealand dollar moved higher in tandem with rising commodity prices. During March, losses were incurred from both short and long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar moved without consistent direction throughout the month. Meanwhile, losses of approximately 1.0% were recorded from short positions in the Mexican peso versus the U.S. dollar during March as the value of the Mexican peso strengthened on increased speculation of an interest rate hike from the Bank of Mexico. Smaller losses of approximately 0.8% were experienced during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo
Rato, Managing Director of the International Monetary Fund, that
       a weak yen ?could lead to more entrenched exchange rate misalignments that worsen global imbalances? encouraging traders to unwind short positions in the Japanese yen against most of its major rivals. Elsewhere in the currency markets, losses of approximately 0.5%, 0.4%, and 0.4% respectively, were experienced from both short and long positions in the Polish zloty, Norwegian krone, and Czech koruna versus the U.S. dollar as the value of these currencies moved in a trendless manner throughout a majority of the quarter. Finally, losses of approximately 0.2% were experienced during February from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc reversed higher against the U.S. dollar due to speculation of a narrowing interest-rate differential. A portion of these losses for the quarter was offset by gains of approximately 1.3% and 0.4% respectively, primarily during February and March, from long positions in the Brazilian real and Singapore dollar versus the U.S. dollar as the value of these currencies finished higher against the U.S. dollar after the U.S. Federal Reserve kept the benchmark interest rate steady and indicated that rates would not likely increase in the near-term. Further gains of approximately 0.4% were experienced from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar during March amid a record U.S. trade deficit and indications from European Central Bank council member Klaus Liebscher that interest rates in the Euro-Zone could increase further.
       For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(16,774,307) and expenses totaling $3,312,589, resulting in a net loss of $20,086,896 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit decreased from $11.78 at December 31, 2005 to $10.62 at March 31, 2006.


The most significant trading losses of approximately 4.4%, 2.8%, 1.6%, and 1.3% respectively, were experienced from short positions in the Japanese yen, Swiss franc, euro, and Norwegian krone versus the U.S. dollar as the U.S. dollar?s value reversed lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive $760 billion of U.S. dollar reserve, might move to diversify some of its assets into other currencies. European currency values also moved higher on expectations that the European Central Bank might raise interest rates. Additional losses experienced during February resulted from short Japanese yen positions against the U.S. dollar as the value of the yen moved higher against the U.S. dollar after the release of better than expected Japanese machinery orders data. The Japanese yen?s value continued higher against the U.S. dollar towards the end of February amid intense speculation that the Bank of Japan might move to tighten monetary
       policy in Japan.  Further losses during February were incurred from long positions in the euro, Swiss franc, and Norwegian krone versus the U.S. dollar as the values of these European currencies finished lower against the U.S. dollar amid significant interest rate differentials between the United States and the European Union. During March, losses were experienced from long positions in the U.S. dollar relative to the Japanese yen as the value of the yen reversed higher after comments from U.S. Treasury Undersecretary Adams warning Japan against preventing the yen from strengthening. Further losses during March were experienced from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 0.8% were recorded, primarily during March, from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction amid conflicting economic data out of Poland. Smaller losses of approximately 0.5% were experienced from long positions in the British pound against the U.S. dollar during February and March as the value of the pound reversed lower on speculation of a reduction of interest rates by the Bank of England and news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Losses of approximately 0.4% were experienced during February and March from positions in the Czech koruna versus the U.S. dollar as the value of the Czech koruna experienced short-term volatility. Finally, losses of approximately 0.1% were recorded during February from long positions in the South African rand as the value of this ?Commodity Currency? reversed lower amid a reduction in gold prices. Smaller losses were experienced during March from both long and short positions in the South African rand against the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.8% recorded primarily during March from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar continued to trend lower on expectations for an economic slow-down in New Zealand.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.
       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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


       The Partnership?s Value at Risk in Different Market
Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $141 million and $178 million, respectively.

Primary Market		   March 31, 2007	    March 31, 2006
Risk Category		   Value at Risk		Value at Risk
Currency				  (3.71)%			    (1.40)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category        High      Low      Average
Currency   					(3.92)%	(1.80)%	(3.09)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at March 31, 2007.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 100% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in
       the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at March 31, 2007. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2007, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2007, the Partnership?s exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2007, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
				                            SEC
1081:  Registration Statement on Form S-1  Units Registered   Effective Date  File Number
Initial Registration            12,000,000.000	 March 6, 2000	333-90485
Additional Registration          1,000,000.000 	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 3/31/07	      27,396,423.903
Units unsold through 3/31/07    24,603,576.097

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2007, was $356,665,510.

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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2007            By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




- 7 -
- 6 -







1180: