Form 10-Q
period 2007-09-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2007-11-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the Nine
		Months Ended September 30, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)	5

		Schedules of Investments as of September 30, 2007
	  (Unaudited) and December 31, 2006	6

		Notes to Financial Statements (Unaudited)	7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	15-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	28-37

Item 4.	Controls and Procedures	38

Item 4T.	Controls and Procedures	38


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	39

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.39-40

Item 5.	Other Information	.40

Item 6.	Exhibits 	40


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	       2007      	              2006
	 $	$
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	119,946,254	162,737,117
	Restricted cash	             ?      	             ?

	     Total cash	119,946,254	162,737,117

	Net unrealized gain on open contracts (MS&Co.)	       3,495,000	       4,534,033

		Total Trading Equity	123,441,254	167,271,150

Interest receivable (MS&Co.)	        311,436   	         560,751
Subscriptions receivable	         276,374	         759,216

	     Total Assets	  124,029,064        	     168,591,117

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	3,598,349	4,643,347
Accrued brokerage fees (MS&Co.)	453,209	626,181
Accrued management fees	       197,047	       272,253

	     Total Liabilities	    4,248,605	    5,541,781

Partners? Capital

Limited Partners (12,001,041.033 and
   14,173,942.826 Units, respectively)	118,439,521	161,303,764
General Partner (135,872.343 and
   153,385.343 Units, respectively)	     1,340,938	    1,745,572

	     Total Partners? Capital	  119,780,459	 163,049,336

	     Total Liabilities and Partners? Capital	  124,029,064    	   168,591,117

NET ASSET VALUE PER UNIT	             9.87                       	           11.38

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)



                                      For the Three Months                       	 For the Nine Months
  	                       Ended September 30,                       Ended September 30,

                                 2007   	        2006    	    2007   	    2006
                                                                                      $	               $		     $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	     1,215,836		    1,705,588		   4,077,938	               4,993,972

EXPENSES
	Brokerage fees (MS&Co.)	1,551,910	1,936,660	5,042,559		6,290,559
	Management fees	      674,745      	       842,025	     2,192,418		     2,735,026

		   Total Expenses 	   2,226,655	    2,778,685	    7,234,977		    9,025,585

NET INVESTMENT LOSS 	  (1,010,819)	   (1,073,097)	   (3,157,039)		   (4,031,613)

TRADING RESULTS
Trading profit (loss):
	Realized	(19,065,726)	(69,123) 	(15,733,686)		(9,699,810)
	Net change in unrealized	       130,166	       498,270	    (1,039,033)		    (5,784,300)

		   Total Trading Results	  (18,935,560)	       429,147	   (16,772,719)		  (15,484,110)

NET LOSS                       (19,946,379)	      (643,950)     	   (19,929,758)		  (19,515,723)

NET LOSS ALLOCATION

	Limited Partners	(19,731,005)	(636,993)	          (19,718,587)         (19,305,522)
	General Partner 	(215,374)	(6,957)	(211,171)              (210,201)


NET LOSS PER UNIT

	Limited Partners                                              	(1.55)  	    (0.04)                  (1.51)           	(1.14)
	General Partner                                               	(1.55)  	    (0.04)                  (1.51)           	(1.14)


			                                                               Units	Units   	  Units       	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                     12,565,607.650	  15,773,219.694  13,309,972.250	  	16,476,973.767


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)



	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2005	17,703,228.857	206,199,270	2,287,487	208,486,757

Offering of Units	1,313,459.877	14,258,583	?  	14,258,583

Net Loss                                                                   ? 	  	(19,305,522)	(210,201)	(19,515,723)

Redemptions	  (3,632,394.562)	   (39,248,614)	    (231,367)	 (39,479,981)

Partners? Capital,
   September 30, 2006	    15,384,294.172	 161,903,717	    1,845,919	  163,749,636






Partners? Capital,
   December 31, 2006	14,327,328.169	161,303,764	1,745,572	163,049,336

Offering of Units	512,176.177	5,518,465	?  	5,518,465

Net Loss                                                                   ? 	  	(19,718,587)	(211,171)	(19,929,758)

Redemptions	  (2,702,590.970)	   (28,664,121)	    (193,463)	 (28,857,584)

Partners? Capital,
   September 30, 2007	    12,136,913.376	 118,439,521	    1,340,938	  119,780,459



The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(19,929,758)	(19,515,723)
Noncash item included in net loss:
       Net change in unrealized	1,039,033	5,784,300

Decrease in operating assets:
       Interest receivable (MS&Co.)	249,315	2,495

Decrease in operating liabilities:
       Accrued brokerage fees (MS&Co.)	(172,972)	(208,912)
       Accrued management fees	         (75,206)	          (90,831)

Net cash used for operating activities	   (18,889,588)  	   (14,028,671)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	6,001,307	14,548,899
Cash paid for redemptions of Units	    (29,902,582)	     (41,724,870)

Net cash used for financing activities	   (23,901,275)	   (27,175,971)

Net decrease in unrestricted cash	(42,790,863)	(41,204,642)

Unrestricted cash at beginning of period	    162,737,117	   207,952,625

Unrestricted cash at end of period	   119,946,254	   166,747,983





The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006







Futures and Forward Contracts
     Long
Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
 Unrealized
 Gain/(Loss)

  $
%
$
%
$

 September 30, 2007, Partnership Net Assets: $119,780,459



Foreign currency
 4,826,535
         4.03
 (1,331,535)
        (1.11)
  3,495,000






     Grand Total:
 4,826,535
         4.03
 (1,331,535)
        (1.11)
3,495,000

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Gain per Statement of Financial Condition



  3,495,000



 December 31, 2006, Partnership Net Assets: $163,049,336









Foreign currency
 1,858,967
         1.14
  2,675,066
        1.64
  4,534,033






     Grand Total:
 1,858,967
         1.14
  2,675,066
        1.64
 4,534,033

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Gain per Statement of Financial Condition



  4,534,033









The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Sep. 30, 2007 	-	3,495,000	3,495,000	-	Dec. 2007
Dec. 31, 2006	- 	4,534,033	4,534,033	-	Mar. 2007


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


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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










       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. Cash that is not on deposit to

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



satisfy margin requirements for trading is reflected as unrestricted cash. The Partnership?s current trading strategy is limited to foreign currency forward contracts traded on the interbank market. Since the Partnership is only required to post cash for net unrealized losses by trading account on its interbank foreign currency forward contracts and both trading accounts of the Partnership at December 31, 2006, and September 30, 2007, had net unrealized profits, there was no cash that needed to be posted as margin and all cash was unrestricted.

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership
       are difficult to discuss other than in the context of the
Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(17,719,724) and expenses totaling $2,226,655, resulting in a net loss of $19,946,379 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $11.42 at June 30, 2007, to $9.87 at September 30, 2007.

The most significant trading losses of approximately 5.0% were experienced during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions. Also pushing the value of the Japanese yen higher were expectations that a Japanese Ministry of Finance report would show Japan?s trade surplus widened in June. Additional losses of approximately 2.0% were recorded during July and August from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the quarter. Further losses of approximately 1.7%, 1.4%, and 0.7%, respectively, were incurred primarily during August from long positions in the New Zealand dollar, Australian dollar, and British pound versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals as extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Elsewhere, losses of approximately 1.3% were recorded throughout the quarter from both short and long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved inconsistently due to investors? uncertainty regarding the future interest rate policy of the Swiss National Bank. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 1.8%, 0.8%, and 0.7%, respectively, experienced primarily during September from long positions in the euro, Norwegian krone, and Swedish krona versus the U.S. dollar as the value of the U.S. dollar declined relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term, while the value of the Norwegian krone increased in tandem with rising energy prices.


       The Partnership recorded total trading results including interest income totaling $(12,694,781) and expenses totaling $7,234,977, resulting in a net loss of $19,929,758 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $11.38 at December 31, 2006, to $9.87 at September 30, 2007.


The most significant trading losses of approximately 7.3% were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 1.8% primarily during February, March, July, and August as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland. Losses of approximately 1.7% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June, July, and August from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso drifted lower leading up to and after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Additional losses of approximately 1.4% were experienced during
       February, March, and May from long positions in the
British pound versus the U.S. dollar as the value of the pound weakened after a report showed U.K. services growth had slowed and amid political uncertainty in the United Kingdom after British Prime Minister Tony Blair announced he would step down in June 2007. During August, long positions in the British pound versus the U.S. dollar recorded further losses as the value of the U.S. dollar reversed higher against the British pound amid stronger demand for U.S. dollar-denominated government bonds resulting from extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans. Losses continued during September from newly established short positions in the British pound versus the U.S. dollar as the value of the U.S. dollar moved lower relative to the British pound leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. Smaller losses of approximately 1.0% and 0.5%, respectively, were recorded primarily during August from long positions in the New Zealand dollar and Indian rupee versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding U.S. sub-prime
mortgage losses.   A portion of the Partnership?s losses in the
first nine months of the year was offset by gains of approximately 2.6% recorded throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently
       strong economic data out of Brazil led to investor
sentiment that the Central Bank of Brazil would continue raising interest rates. Elsewhere, gains of approximately 2.2% were experienced primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further. Gains continued during September from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term. Smaller gains of approximately 0.7% were recorded during April, June, July, and September from long positions in the Swedish krona versus the U.S. dollar as the value of the Swedish krona moved higher amid consistently strong economic data out of Sweden. Finally, gains of approximately 0.4% resulted from short positions in the Japanese yen versus the U.S. dollar during January, April, May, and June as the value of the yen weakened relative to the U.S. dollar in a continuation of the carry-trade and increased speculation that the Bank of Japan would not raise interest rates.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $2,134,735 and expenses totaling $2,778,685, resulting in a net loss of $643,950 for the three months ended
       September 30, 2006.  The Partnership?s net asset value per
Unit decreased from $10.68 at June 30, 2006, to $10.64 at
September 30, 2006.

The most significant trading losses of approximately 1.7% resulted from long positions in the euro versus the U.S. dollar, primarily during July, as the value of the euro moved lower after the European Central Bank decided to keep its key interest rate unchanged. Elsewhere, losses of approximately 1.2% were incurred during July from short positions in the South African rand versus the U.S. dollar as the value of the rand moved higher in tandem with increasing commodity prices. Additional losses were incurred from newly established long positions in the South African rand versus the U.S. dollar during August as the value of the rand weakened against the U.S. dollar after the release of data showing South Africa?s trade deficit widened more than expected. During September, losses of approximately 0.8%, 0.7%, and 0.3%, respectively, were recorded from long positions in the Singapore dollar, Mexican peso, and Australian dollar against the U.S. dollar as the value of the U.S. dollar increased against these currencies after government reports showed U.S. consumer confidence rebounded in September. In addition, the value of the Mexican peso declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Finally, smaller losses of approximately 0.3% resulted from both long and short positions in the U.S. dollar relative to the Czech koruna and the Polish zloty
       as the value of these currencies moved without consistent direction throughout a majority of the quarter. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 5.7% and 0.5%, respectively, from positions in the U.S. dollar relative to the Japanese yen and British pound. During August, gains were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened against most of its major rivals after the Japanese Consumer Price Index for July came in lower than expected, diminishing expectations of another interest rate hike by the Bank of Japan this year. The value of the yen continued to trend lower in September after a report showed Japanese consumer confidence fell in August, resulting in further gains from short positions against the U.S. dollar. During July, gains were also experienced from long positions in the British pound versus the U.S. dollar as the value of the pound increased on solid housing and consumer price data out of the United Kingdom. In addition, the value of the British pound was pressured higher after the Bank of England unexpectedly lifted its key interest rate in August.

The Partnership recorded total trading results including interest income totaling $(10,490,138) and expenses totaling $9,025,585, resulting in a net loss of $19,515,723 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit
       decreased from $11.78 at December 31, 2005, to $10.64 at
September 30, 2006.

The most significant trading losses of approximately 3.9%, 2.9%, and 2.1%, respectively, resulted from short positions in the Swiss franc, Japanese yen, and Australian dollar versus the U.S. dollar during the first six months of the year. The Swiss franc and Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of Switzerland and Japan increased speculation that the Swiss National Bank and Bank of Japan might raise interest rates. In addition, the Japanese yen strengthened during April on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on geopolitical tensions in the Middle East. Meanwhile, the Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Finally, the U.S. dollar moved lower during April and May on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. Further losses of approximately 1.2% were experienced primarily during May and June from long positions in the Brazilian real, as well as both long and short positions in the Polish zloty, as the value of the Brazilian real moved lower on political concerns, while the value of the Polish zloty moved without consistent direction. A portion of the Partnership?s overall losses in the first nine months of the year was offset by gains of approximately 1.5%, 1.0%, and 0.7%, respectively, recorded from positions in the South African rand, euro, and British pound versus the U.S. dollar. The South African rand weakened against the U.S. dollar during June as the value of this ?commodity-currency? fell in tandem with falling gold prices. Meanwhile, the euro strengthened relative to the U.S. dollar during April and May after Dutch Finance Minister Gerritt Zalm said that the European Central Bank would not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near future by the European Central Bank. During July, gains were achieved from long positions in the British pound versus the U.S. dollar as the value of the pound increased on solid housing and consumer price data out of the United Kingdom. In addition, the value of the British pound was pressured higher after the Bank of England unexpectedly lifted its key interest rate in August. Finally, smaller gains of approximately 0.8% resulted from long positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar benefited from U.S. dollar?s weakness during April and May, while short positions in the New Zealand dollar versus the U.S. dollar experienced gains during March as the value of the New Zealand dollar continued to trend lower on expectations for an economic slow-down in New Zealand.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $120 million and $164 million, respectively.

Primary Market		 September 30, 2007	   September 30, 2006
Risk Category		   Value at Risk		Value at Risk
Currency				  (3.21)%			    (2.93)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly
       over any given time period, or even within a single
trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category        High      Low      Average
Currency   					(3.92)%	(2.78)%	(3.41)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily represent-tative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2007.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 100% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at September 30, 2007. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2007, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions
       influence these fluctuations.  At September 30, 2007, the
Partnership?s exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2007, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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
Not applicable.


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarters ended March 31, 2007, and June
30, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
<caption>					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number


Initial Registration            12,000,000.000		  March 6, 2000	333-90485
Additional Registration          1,000,000.000	 	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 9/30/07	      27,650,609.902
Units unsold through 9/30/07    24,349,390.098

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2007, was $359,402,045.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Effective December 1, 2007, C-View International Limited, DKR
Fusion Management L.P., and FX Concept Trading Advisor, Inc. will be added as trading advisors to the Partnership.

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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 13, 2007       By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

















1428:  1429: