Form 10-Q
period 2008-03-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2008-05-15
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




	       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2008
	  (Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-26

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	26-36

Item 4.	Controls and Procedures	36-37

Item 4T.	Controls and Procedures	37


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	38

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	.38-39

Item 5.	Other Information	39-40

Item 6.	Exhibits 	41


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	       2008      	              2007
	 $	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	104,907,862	110,971,546
	Restricted  cash	     1,170,636	        2,985,523

	     Total cash	106,078,498	113,957,069

	Net unrealized gain (loss) on open contracts (MS&Co.)	3,465,932	      (1,397,223)

	Options purchased (proceeds paid $165,155
       and $29,116, respectively)	       155,780	            14,874

		Total Trading Equity	3,621,712	112,574,720

Subscriptions receivable 	345,798           	         490,292
Interest receivable (MS&Co.)	        105,805	          228,618

	     Total Assets	 110,151,813        	      113,293,630

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,613,036	4,968,209
Accrued brokerage fees (MS&Co.)	399,586	436,938
Accrued management fees	173,733	       189,973
Options written (premiums received $213,944
  and $217,974, respectively)	141,261	370,766
Accrued incentive fee	        33,649	             ?

	     Total Liabilities	   3,361,265	    5,965,886

Partners? Capital

Limited Partners (9,989,389.441 and
   10,795,995.838 Units, respectively)	105,622,180	106,178,308
General Partner (110,500.343 and
   116,872.343 Units, respectively)	     1,168,368	    1,149,436

	     Total Partners? Capital	 106,790,548	 107,327,744

	     Total Liabilities and Partners? Capital	  110,151,813    	   113,293,630
NET ASSET VALUE PER UNIT	           10.57                       	            9.84

The accompanying notes are an integral part of these financial statements.

- 2 -


       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
  	   	    For the Quarters Ended March 31,


                                                                         		        2008    	     2007
                                                                               	                    $		       $
INVESTMENT INCOME
	Interest income (MS&Co.)		         469,991			    1,530,601

EXPENSES
	Brokerage fees (MS&Co.)		1,210,683	1,813,651
	Management fees	   	  526,384	        788,545
	Incentive fee		          87,278	               ?

		Total Expenses		     1,824,345	     2,602,196

NET INVESTMENT LOSS	   (1,354,354)	    (1,071,595)

TRADING RESULTS
Trading profit (loss):
	Realized			3,943,533	(12,109,259)
	Net change in unrealized		    5,107,536	     (2,409,510)

		Total Trading Results		    9,051,069	   (14,518,769)

NET INCOME (LOSS) 	   7,696,715	    (15,590,364)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  	 	          7,613,362	 (15,420,800)
	General Partner                                                   		83,353	 (169,564)

NET INCOME (LOSS) PER UNIT

	Limited Partners               0.73	 (1.11)				General Partner  	                                            	0.73	 (1.11)
	General Partner                0.73	                                 (1.11)


		                                             Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	10,468,732.212		14,050,564.214




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)



	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2006	14,327,328.169	161,303,764	1,745,572	163,049,336

Offering of Units	257,990.178	2,781,930                  ?	 	2,781,930

Net Loss                                                                    ? 	  	(15,420,800)	(169,564)	(15,590,364)

Redemptions	     (856,872.052)	   (9,183,505)	             ?      	   (9,183,505)

Partners? Capital,
   March 31, 2007	  13,728,446.295	 139,481,389	     1,576,008	 141,057,397





Partners? Capital,
   December 31, 2007	10,912,868.181       	106,178,308	1,149,436	107,327,744

Offering of Units	80,404.392	823,758                    ?	 	823,758

Net Income                                                              ? 	  	7,613,362	83,353	7,696,715

Redemptions	     (893,382.789)	   (8,993,248)	           (64,421) 	   (9,057,669)

Partners? Capital,
   March 31, 2008	  10,099,889.784	 105,622,180	     1,168,368	 106,790,548









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2008     	      2007
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	7,696,715	(15,590,364)
Noncash item included in net income (loss):
       Net change in unrealized	(5,107,536)	2,409,510

(Increase) decrease in operating assets:
       Restricted cash	1,814,887	(2,697,259)
       Interest receivable (MS&Co.)	122,813	48,324

Increase (decrease) in operating liabilities:
       Accrued brokerage fees (MS&Co.)	(37,352)	(49,161)
       Accrued management fees	(16,240)	          (21,374)
       Net option proceeds	(126,030)	?
       Accrued incentive fee	        33,649	                ?

Net cash provided by (used for) operating activities	     4,380,906	   (15,900,324)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	968,252	2,649,565
Cash paid for redemptions of Units	 (11,412,842)	     (10,448,565)

Net cash used for financing activities	  (10,444,590)	   (7,799,000)

Net decrease in unrestricted cash	(6,063,684)	(23,699,324)

Unrestricted cash at beginning of period	  110,971,546	   161,460,117

Unrestricted cash at end of period	  104,907,862	   137,760,793





The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007







Futures and Forward Contracts
     Long
Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
 Unrealized
 Gain/(Loss)

  $
%
$
%
$

 March 31, 2008, Partnership Net Assets: $106,790,548



Foreign currency
  2,474,284
         2.32
 1,029,196
        0.96
 3,503,480






     Grand Total:
  2,474,284
         2.32
 1,029,196
        0.96
3,503,480

     Unrealized Currency Gain





     39,799

     Total Net Unrealized Gain



 3,543,279


 December 31, 2007, Partnership Net Assets: $107,327,744









Foreign currency
(1,211,833)
        (1.13)
   (369,379)
       (0.34)
(1,581,212)






     Grand Total:
(1,211,833)
        (1.13)
   (369,379)
       (0.34)
(1,581,212)

     Unrealized Currency Gain





     16,955

     Total Net Unrealized Loss



 (1,564,257)















The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Currency L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Currency L.P. is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts in global currency markets (collectively, ?Futures Interests?). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.





       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial
Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?).  The commodity broker is Morgan Stanley
& Co. Incorporated (?MS&Co.?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc., Sunrise Capital Partners, LLC, C-View International Limited, DKR Fusion Management L.P., and FX Concept Trading Advisor, Inc. (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes.

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership files U.S. federal and state tax returns.  The
2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2008	-	3,543,279	     3,543,279       -	Sep. 2008
Dec. 31, 2007	   - 	      (1,564,257)   (1,564,257)	-	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from its own assets, and for the sole benefit of its commodity

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to these off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
March 31, 2008: <table> <caption>



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain on open contracts
    n/a
$   3,528,760
 n/a

   $    3,528,760
Options purchased
    n/a
      155,780
 n/a

        155,780
    Total Assets
    n/a
  $   3,684,540
 n/a

  $    3,684,540






Liabilities





Options written
    n/a
$      141,261
 n/a

   $       141,261






Net unrealized gain on open





 Contracts
    n/a
$    3,543,279
 n/a

$     3,543,279

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.


7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. as its commodity broker in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $9,521,060 and expenses totaling $1,824,345, resulting in net income of $7,696,715 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $9.84 at December 31, 2007, to $10.57 at March 31, 2008.

The most significant trading gains of approximately 3.0%, 1.8%, 1.0%, and 0.9% respectively, were experienced from long positions in the euro, Swiss franc, Australian dollar, and Chilean peso versus the U.S. dollar during February as the value of the U.S. dollar weakened against most of its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. The value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Furthermore, the U.S. dollar weakened against its major rivals in March following news of weaker-than-expected U.S. retail sales and U.S. consumer confidence at a 16-year low. Finally, the value of the U.S. dollar was negatively affected by several
       interest rate cuts by the U.S. Federal Reserve as well as indications that interest rates may continue to decline. Additional gains of approximately 0.9% were achieved from short positions in the South African rand relative to the U.S. dollar as the value of the South African rand moved lower against most of its major rivals during February and March amid pessimism about the long-term status of the South African economy. Lastly, during March, gains of approximately 0.9% were experienced from short positions in the Korean won versus the U.S. dollar as the value of the Korean won decreased relative to the U.S. dollar at the beginning of the month amid news of a widening Current-
Account deficit in Korea.   A portion of these gains for the
quarter was offset by losses of approximately 0.3% from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry trade positions. Further losses were incurred during February from newly established long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower following comments from the Bank of Japan that the Japanese economy may be slowing. Additional losses of approximately 0.3% were recorded from both short and long positions in the Hungarian forint versus the U.S. dollar as the value of the Hungarian forint moved without consistent direction throughout the quarter amid conflicting economic data out of Hungary. Finally, losses of
       approximately 0.2% were incurred from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened during January and February after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the central bank had significant concerns about accelerating inflation in the United Kingdom. As such, the value of the British pound continued to move higher against the U.S. dollar at the beginning of March after the Bank of England decided to hold interest rates steady.


For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(12,988,168) and expenses totaling $2,602,196, resulting in a net loss of $15,590,364 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $11.38 at December 31, 2006, to $10.27 at March 31, 2007.

The most significant trading losses of approximately 3.7% were experienced from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of January. Further losses were incurred from short positions in the South African rand versus the U.S. dollar as the value of the South African rand strengthened relative to the U.S. dollar at the beginning of March on expectations that increased
       demand for South Africa?s exports would significantly improve the South African economy. Elsewhere, losses of approximately 2.1% were recorded during February and early March from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened against the U.S. dollar after a report showed U.K. services growth had slowed in January and on speculation that the Bank of England would not continue to increase interest rates in the near-term. Additional losses of approximately 1.1% and 0.9% respectively, were experienced from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar during January as the value of the U.S. dollar moved higher against these currencies after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near-term. Newly established short positions in the New Zealand dollar versus the U.S. dollar resulted in losses during February as the value of the New Zealand dollar moved higher in tandem with rising commodity prices. During March, losses were incurred from both short and long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar moved without consistent direction throughout the month. Meanwhile, losses of approximately 1.0% were recorded from short positions in the Mexican peso versus the U.S. dollar during March as the value of the Mexican peso strengthened on increased speculation of an interest rate hike from the Bank of Mexico. Smaller losses of approximately 0.8% were experienced during late February and
       early March from short positions in the Japanese yen
versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen ?could lead to more entrenched exchange rate misalignments that worsen global imbalances? encouraging traders to unwind short positions in the Japanese yen against most of its major rivals. Elsewhere in the currency markets, losses of approximately 0.5%, 0.4%, and 0.4% respectively, were experienced from both short and long positions in the Polish zloty, Norwegian krone, and Czech koruna versus the U.S. dollar as the value of these currencies moved in a trendless manner throughout a majority of the quarter.
 Finally, losses of approximately 0.2% were experienced during February from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc reversed higher against the U.S. dollar due to speculation of a narrowing interest-rate differential. A portion of these losses for the quarter was offset by gains of approximately 1.3% and 0.4% respectively, primarily during February and March, from long positions in the Brazilian real and Singapore dollar versus the U.S. dollar as the value of these currencies finished higher against the U.S. dollar after the U.S. Federal Reserve kept the benchmark interest rate steady and indicated that rates would not likely increase in the near-term. Further gains of approximately 0.4% were experienced
       from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar during March amid a record U.S. trade deficit and indications from European Central Bank council member Klaus Liebscher that interest rates in the Euro-Zone could increase further.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-
       traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s
       market risk is limited by the uncertainty of its
speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VAR?) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $107 million and $141 million, respectively.


Primary Market		  March 31, 2008	    March 31, 2007
Risk Category		   Value at Risk		Value at Risk
Currency				  (1.18)%			    (3.71)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Currency 						(3.21)%	(0.78)%	 (1.99)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to
       manage or monitor risk.  There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following was the only trading risk exposure of the
Partnership at March 31, 2008. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2008, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2008, the Partnership?s major exposures were to the Australian dollar, Canadian dollar, euro, British pound, Swiss franc, New Zealand dollar, Swedish krona, Japanese yen, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008 were in Canadian
       dollars, Norwegian kroner, British pounds, Swiss
francs, euros, Polish zloty, Swedish kronor, Japanese yen, Singapore dollars, Mexican pesos, Israeli shekels, New Zealand dollars, Australian dollars, Slovakian koruna, Turkish lira, South African rand, Hungarian forint, Czech koruna, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different trading approaches, in a multi-advisor Partnership, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
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
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration            12,000,000.000		  March 6, 2000	333-90485
Additional Registration          1,000,000.000	 	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 3/31/08	      27,831,121.388
Units unsold through 3/31/08    24,168,878.612

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $361,233,780.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital
       of the Partnership for use in accordance with the ?Use of
Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

       Effective March 20, 2008, Mr. Jose Morales, age 31, was
named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

       Item 6.  EXHIBITS
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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2008            By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















1537:
1538:   -