Form 10-Q
period 2008-06-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2008-08-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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






(Former name, former address and former fiscal year, if changed since last report)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of June 30, 2008
	  (Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-29

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	29-40

Item 4.	Controls and Procedures	40

Item 4T.	Controls and Procedures	41


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	42

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds.	.42-43

Item 5.	Other Information	43

Item 6.	Exhibits 	43


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	       2008      	              2007
	 $	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	98,778,325	110,971,546
	Restricted  cash	         ?     	        2,985,523

	     Total cash	98,778,325	113,957,069

	Net unrealized gain (loss) on open contracts (MS&Co.)	2,042,084	      (1,397,223)

	Options purchased (proceeds paid $5,839
       and $29,116, respectively)	             5,512	            14,874

		Total Trading Equity	100,825,921	112,574,720

Subscriptions receivable 	232,453           	         490,292
Interest receivable (MS&Co.)	          122,652	          228,618

	     Total Assets	   101,181,026        	      113,293,630

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,157,631	4,968,209
Accrued brokerage fees (MS&Co.)	380,582	436,938
Accrued management fees	165,470	       189,973
Options written (premiums received $172,390
  and $217,974, respectively)	123,927	370,766
Accrued incentive fee	            2,848	             ?

	     Total Liabilities	    2,830,458	    5,965,886

Partners? Capital

Limited Partners (9,359,830.839 and
   10,795,995.838 Units, respectively)	97,275,752	106,178,308
General Partner (103,418.343 and
   116,872.343 Units, respectively)	     1,074,816	    1,149,436

	     Total Partners? Capital	   98,350,568	 107,327,744

	     Total Liabilities and Partners? Capital	 101,181,026     	   113,293,630
NET ASSET VALUE PER UNIT	            10.39                       	            9.84

The accompanying notes are an integral part of these financial statements. </table>
- 2 -


       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)




                                 For the Three Months	                            For the Six Months
                                   Ended June 30,                                    Ended June 30,


                             2008   	        2007    	    2008   	    2007
                                    $	               $	     $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)           319,981	    1,331,501	          789,972              2,862,102

EXPENSES
	Brokerage fees (MS&Co.)	1,177,430	1,676,998	2,388,113		3,490,649
	Management fees	   511,926	         729,128	1,038,310		    1,517,673
	Incentive fees	       193,832	         ?     	        281,110 		        ?

		   Total Expenses 	    1,883,188	   2,406,126	    3,707,533		   5,008,322

NET INVESTMENT LOSS 	    (1,563,207)	   (1,074,625)	    (2,917,561)		   (2,146,220)

TRADING RESULTS
Trading profit (loss):
         5,071,953 	3,332,040
     Net change in unrealized	    1,240,311	    6,666,422	   (1,169,199)	   (6,282,570)
	Net change in unrealized	    (1,439,020)	     1,240,311	    3,654,477		    (1,169,199)

		   Total Trading Results	       (324,639)	   16,681,610	    8,726,430		    2,162,841

NET INCOME (LOSS)                                           (1,887,846)		   15,606,985	   5,808,869	      	       16,621

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,867,168)	15,433,218	5,746,194	                  12,418
	General Partner	(20,678) 	173,767	62,675	    	4,203


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	(0.18)	1.15   	    0.55	                      0.04
  	General Partner  	                                           (0.18)	   1.15	    0.55 	                     0.04


			                                                                  Units     	Units	Units	    	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                       9,779,483.672	13,331,725.483	10,127,567.679	13,685,816.070

	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)



	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2006	14,327,328.169	161,303,764	1,745,572	163,049,336

Offering of Units	400,160.647	4,381,206	? 	4,381,206

Net Income                                                                ? 	  	12,418	4,203	16,621

Redemptions	   (1,764,068.227)	   (19,254,761)	   (103,286)	 (19,358,047)

Partners? Capital,
   June 30, 2007	  12,963,420.589	 146,442,627	     1,646,489	 148,089,116





Partners? Capital,
   December 31, 2007	10,912,868.181       	106,178,308	1,149,436	107,327,744

Offering of Units	170,582.780	1,752,068	? 	1,752,068

Net Income                                                                ? 	  	5,746,194	62,675	     5,808,869

Redemptions	   (1,620,201.779)	 (16,400,818)	   (137,295)	 (16,538,113)

Partners? Capital,
   June 30, 2008	   9,463,249.182	 97,275,752	    1,074,816	  98,350,568









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2008     	               2007
	      $	               $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income  	5,808,869	16,621
Noncash item included in net income:
       Net change in unrealized	(3,654,477)	1,169,199

(Increase) decrease in operating assets:
       Restricted cash	2,985,523	(224,627)
       Proceeds paid for options purchased	23,277	?
       Interest receivable (MS&Co.)	105,966	139,822

Increase (decrease) in operating liabilities:
      Accrued brokerage fees (MS&Co.)	(56,356)	(65,660)
      Accrued management fees	(24,503)	          (28,548)
      Premiums received for options written                                             (45,584)	 	    	     ?
      Accrued incentive fee                                                                        2,848 		    	     ?

Net cash provided by operating activities	    5,145,563  	      1,006,807


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	2,009,907	4,472,253
Cash paid for redemptions of Units	   (19,348,691)	   (20,926,922)

Net cash used for financing activities	  (17,338,784)	    (16,454,669)

Net decrease in unrestricted cash	(12,193,221)	(15,447,862)

Unrestricted cash at beginning of period	   110,971,546	   162,737,117

Unrestricted cash at end of period	    98,778,325	   147,289,255


The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007






Futures and Forward Contracts
     Long
Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
    Short
Unrealized
     Loss

Percentage of
   Net Assets
      Net
 Unrealized
 Gain/(Loss)

  $
%
$
%
$

June 30, 2008, Partnership Net Assets: $98,350,568



,c>
Foreign currency
  2,626,296
     2.67
(653,038)
 (0.66)
  1,973,258






     Grand Total:
  2,626,296
     2.67
(653,038)
 (0.66)
  1,973,258

     Unrealized Currency Gain





      68,826

     Total Net Unrealized Gain



  Fair Value
             $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
?
 ?



Options purchased on Forward Contracts
5,512
0.01



Options written on Futures Contracts
?
?



Options written on Forward Contracts
     (123,927)
       (0.13)






  2,042,084


 December 31, 2007, Partnership Net Assets: $107,327,744









Foreign currency
(1,197,591)
        (1.12)
   (216,587)
       (0.20)
(1,414,178)






     Grand Total:
(1,197,591)
        (1.12)
   (216,587)
       (0.20)
(1,414,178)

     Unrealized Currency Gain





     16,955

     Total Net Unrealized Loss


 Fair Value
     $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
      ?
          ?



Options purchased on Forward Contracts
   14,874
   0.01



Options written on Futures Contracts
      ?
          ?



Options written on Forward Contracts
       (370,766)
         (0.35)







 (1,397,223)

The accompanying notes are an integral part of these financial statements. </table>
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?).  The commodity broker is Morgan Stanley
& Co. Incorporated (?MS&Co.?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc., Sunrise Capital Partners, LLC, C-View International Limited, DKR Fusion Management L.P., and FX Concepts Trading Advisor, Inc. (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $
Jun. 30, 2008	-	2,042,084	     2,042,084       -	Sep. 2008
Dec. 31, 2007	   - 	      (1,397,223)   (1,397,223)	-	Mar. 2008

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



5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:  <table>  <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
  Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Unrealized gain on open contracts
     n/a
$ 2,042,084
    n/a

$   2,042,084
Options purchased
      n/a
$        5,512
    n/a

$          5,512






Liabilities





Options written
      n/a
$    123,927
    n/a

$     123,927






In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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


7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General.  The Partnership?s results depend on the Trading
Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are
       difficult to discuss other than in the context of the
Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $(4,658) and expenses totaling $1,883,188, resulting in a net loss of $1,887,846 for the three months ended
June 30, 2008. The Partnership?s net asset value per Unit decreased from $10.57 at March 31, 2008, to $10.39 at June 30,
2008.

The most significant trading losses of approximately 0.9% were experienced primarily during April from short positions in the South African rand versus the U.S. dollar as the value of the South African rand increased amid stronger-than-expected economic data out of South Africa. Losses of approximately 0.6% and 0.6%, respectively, were incurred primarily during April and May from long positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs unexpectedly increased in March. Meanwhile, losses of approximately 0.6% were recorded throughout the quarter from both long and short positions in the
       New Zealand dollar against the U.S. dollar as the value of the New Zealand dollar moved without consistent direction amid conflicting economic data out of New Zealand. Finally, losses of approximately 0.3% were recorded primarily during April and June from short positions in the British pound versus the U.S. dollar as the value of the British pound increased amid speculation that the Bank of England would slow the pace of interest rate cuts amid concerns of accelerating global inflation. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 0.9%, 0.8%, 0.7%, 0.5%, respectively, from long positions in the Brazilian real, Australian dollar, Mexican peso, and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during June after U.S. industry reports showed the largest jump in unemployment in 20 years, consumer confidence at a 15-year low, and housing prices in 20 U.S. metropolitan areas at their lowest levels since records began in 2001. Additional gains of approximately 0.4% were achieved during May from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. Elsewhere gains of approximately 0.2% were experienced from short positions in the Chilean peso versus the U.S. dollar primarily during June as the value of the Chilean peso weakened against the U.S. dollar on weaker-than-expected economic data out of Chile.


       The Partnership recorded total trading results including interest income totaling $9,516,402 and expenses totaling $3,707,533, resulting in net income of $5,808,869 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $9.84 at December 31, 2007, to $10.39 at June 30, 2008.

The most significant trading gains of approximately 3.5%, 1.8%, 1.1%, and 1.1%, respectively, were experienced primarily during January, February, March, and June, from long positions in the euro, Australian dollar, Swiss franc, and Chilean peso versus the U.S. dollar as the value of the U.S. dollar weakened against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. The value of the U.S. dollar continued to fall after the U.S. Federal Reserve held interest rates steady at 2.0% despite rising inflation. Additional gains of approximately 1.3% were achieved primarily during January, March, April, and May, from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.0%, recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-
       expected U.S. economic data caused investors to reduce existing carry trade positions. Further losses were incurred from newly established long positions in the Japanese yen versus the U.S. dollar during February and April as the value of the Japanese yen reversed lower following comments from the Bank of Japan that the Japanese economy might be slowing. Losses of approximately 0.6% were incurred from both short and long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction throughout the first six months of the year due to conflicting economic data out of New Zealand. Finally, losses of approximately 0.5% were experienced from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened against the U.S. dollar during January, February, March, and April after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the central bank had significant concerns about rising inflation in the United Kingdom.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $18,013,111 and expenses totaling $2,406,126, resulting in net income of $15,606,985 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $10.27 at March 31, 2007, to $11.42 at June 30, 2007.
       The most significant trading gains of approximately 6.6%
were experienced during April, May, and June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened relative to the U.S. dollar in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Further gains of approximately 2.2%, 1.8%, 1.8%, and 1.5%, respectively, were experienced throughout the quarter from long positions in the Australian dollar, Brazilian real, New Zealand dollar, and British pound versus the U.S. dollar as the value of the U.S. dollar weakened against its major rivals. During April and June, the value of the U.S. dollar moved lower relative to the Australian dollar, New Zealand dollar, and British pound leading up to and after the U.S. Federal Reserve?s decision to leave interest rates unchanged. Furthermore, strong economic data out of the Australia, New Zealand, and the United Kingdom added to growing investor sentiment that these respective Central Banks would raise interest rates in order to combat inflation, thus pushing the value of those currencies higher relative to the U.S. dollar. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.7% and 0.3%, respectively, from short positions in the South African rand and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during
       April amid speculation that the U.S. Federal Reserve would cut interest rates. During May, newly established long positions in the South African rand versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed higher after stronger-than-expected U.S. economic data regarding services industries and worker productivity eased concerns of a slowdown in the U.S. economy. Additional losses were recorded from both short and long positions in the South African rand versus the U.S. dollar during June as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar experienced losses as the value of the franc moved higher during the second half of June after the Swiss National Bank indicated that it might take action to prevent inflation from accelerating in Switzerland. Elsewhere, long positions in the Singapore dollar versus the U.S. dollar resulted in losses of approximately 0.3% primarily during April as the value of the Singapore dollar fell on news that the Monetary Authority of Singapore might curb appreciation of its currency after it reached a nine-year high in April. Lastly, losses of approximately 0.2% were incurred from both short and long positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved without consistent direction throughout a majority of the quarter amid uncertainty regarding the direction of the Norwegian economy.

       The Partnership recorded total trading results including interest income totaling $5,024,943 and expenses totaling $5,008,322, resulting in net income of $16,621 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $11.38 at December 31, 2006, to $11.42 at June 30, 2007.


The most significant trading gains of approximately 5.7% were experienced from short positions in the Japanese yen versus the U.S. dollar during January, April, May, and June as the value of the yen weakened amid speculation that the Bank of Japan would not raise interest rates. Additional gains of approximately 3.1% were recorded during February, March, and May from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved higher amid speculation that the Central Bank of Brazil would continue raising interest rates. During February, April, and June, long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar resulted in gains of approximately 1.3% and 0.7%, respectively, as the value of these currencies moved higher in tandem with rising commodity prices. Additionally, strong economic data out of Australia and New Zealand added to growing investor sentiment that the Reserve Bank of Australia and the Reserve Bank of New Zealand would raise interest rates in order to combat rising inflation in the near future. Lastly, gains of approximately 0.4% were recorded from long positions in the euro versus the U.S. dollar during March
       and April as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone might increase further. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 5.4% recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved without consistent direction throughout a majority of January. Further losses were incurred from short positions in the South African rand versus the U.S. dollar during March and April as the value of the rand strengthened relative to the U.S. dollar on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. During May and June, further losses were recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Additional losses of approximately 1.0% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Additional losses of approximately 0.7% were experienced during
       February, March, and May from long positions in the
British pound versus the U.S. dollar as the value of the pound weakened after a report showing that U.K. services growth had slowed in January, as well as political uncertainty in the United Kingdom after British Prime Minister Tony Blair announced he would step down in June 2007. Elsewhere, short positions in the Norwegian krone versus the U.S. dollar resulted in losses of approximately 0.6% during January as the value of the krone strengthened relative to the U.S. dollar after strong economic data was reported out of Norway. Newly established long positions in the Norwegian krone versus the U.S. dollar incurred additional losses as the value of the U.S. dollar reversed higher during May after stronger-than-expected U.S. economic data eased concerns of a slowdown in the economy of the United States. During June, losses were recorded from both short and long positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved without consistent direction due to uncertainty regarding the status of the Norwegian economy. Lastly, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 0.5% during February, April, and June as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland.



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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the
       net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008, and 2007. At June 30, 2008, and 2007, the Partnership?s total capitalization was approximately $98 million and $148 million, respectively.


Primary Market		   June 30, 2008	    June 30, 2007
Risk Category		   Value at Risk		Value at Risk
Currency				  (1.12)%			    (2.78)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single
       trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency 						(3.21)%	(0.78)%	(1.57)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at June 30, 2008. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2008, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2008, the Partnership?s major
       exposures were to the Swiss franc, euro, British pound,
Japanese yen, Hungarian forint, Mexican peso, Australian dollar, Canadian dollar, New Zealand dollar, Polish zloty, Norwegian krone, and Czech koruna currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in Hungarian forint, Swiss francs, Canadian dollars, euros, Polish zloty, Swedish kronor, Czech koruna, Japanese yen, Mexican pesos, Israeli shekels, Slovakian koruna, Australian dollars, New Zealand dollars, South African rand, Turkish lira, Hong Kong dollars, Singapore dollars, British pounds, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Changes In Internal Control Over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 4T.	CONTROLS AND PROCEDURES
Not applicable.
















       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number


Initial Registration            12,000,000.000		  March 6, 2000	333-90485
Additional Registration          1,000,000.000	 	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 6/30/08	      27,921,299.776
Units unsold through 6/30/08    24,078,700.224

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $362,162,090.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION


Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2008         By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















1649:
1650:





1656:   -