Form 10-Q
period 2008-09-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2008-11-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of September 30, 2008
	  (Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-29

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	30-40

Item 4.	Controls and Procedures	40-41

Item 4T.	Controls and Procedures	41


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	42

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds.	.42-43

Item 5.	Other Information	43

Item 6.	Exhibits 	43-44


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	       2008      	              2007
	 $	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	91,330,182	110,971,546
	Restricted  cash	    1,127,685	        2,985,523

	     Total cash	92,457,867	113,957,069

	Net unrealized loss on open contracts (MS&Co.)	    (262,246)	      (1,397,223)

	Options purchased (proceeds paid $313,029
       and $29,116, respectively)	         136,652	            14,874

		Total Trading Equity	92,332,273	112,574,720

Subscriptions receivable 	168,612           	         490,292
Interest receivable (MS&Co.)	          57,304	          228,618

	     Total Assets	    92,558,189       	      113,293,630

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,032,299	4,968,209
Accrued brokerage fees (MS&Co.)	351,132	436,938
Accrued management fees	152,666	       189,973
Options written (premiums received $37,032
  and $217,974, respectively)	           86,398	          370,766

	     Total Liabilities	       2,622,495	       5,965,886

Partners? Capital

Limited Partners (8,817,099.482 and
   10,795,995.838 Units, respectively)	88,952,782	106,178,308
General Partner (97,427.343 and
   116,872.343 Units, respectively)	          982,912	       1,149,436

	     Total Partners? Capital	     89,935,694	   107,327,744

	     Total Liabilities and Partners? Capital	     92,558,189     	     113,293,630
NET ASSET VALUE PER UNIT	               10.09                       	            9.84

The accompanying notes are an integral part of these financial statements. </table>
- 2 -


       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

                                For the Three Months	                      For the Nine Months
                           Ended September 30,                     Ended September 30,__


                                                  2008   	        2007    	     2008   	    2007
                                                     $	               $		       $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)                      	    285,568		   1,215,836	       	    1,075,540              4,077,938

EXPENSES
	Brokerage fees (MS&Co.)	1,096,425	1,551,910	3,484,538		5,042,559
	Management fees	476,707   	       674,745	1,515,017		   2,192,418
	Incentive fees	       74,362	              ?      	     355,472		            ?

		   Total Expenses 	  1,647,494	   2,226,655	  5,355,027		   7,234,977

NET INVESTMENT LOSS 	  (1,361,926)	   (1,010,819)	  (4,279,487)		   (3,157,039)


TRADING RESULTS
Trading profit (loss):
	Realized	1,118,972	(19,065,726)             	6,190,925	 	(15,733,686)
	Net change in unrealized	  (2,578,209)	       130,166	      1,076,268		   (1,039,033)

		   Total Trading Results	  (1,459,237)	  (18,935,560)	   7,267,193		  (16,772,719)

NET INCOME (LOSS)                                           (2,821,163)		  (19,946,379)	   2,987,706	      	  (19,929,758)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,789,588)	(19,731,005)	2,956,606	          (19,718,587)
	General Partner	(31,575) 	(215,374)	31,100	     	       (211,171)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	(0.30)	(1.55)   	  0.25    	                  (1.51)
	General Partner  	                                           (0.30)	  (1.55)	  0.25     	             (1.51)


			                                                                  Units     	Units	Units	    	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                       	9,183,143.160	12,565,607.650		9,816,229.721 	13,309,972.250

	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)



	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2006	14,327,328.169	161,303,764	1,745,572	163,049,336

Offering of Units	512,176.177	5,518,465	?  	5,518,465

Net Loss                                                                   ? 	  	(19,718,587)	(211,171)	(19,929,758)

Redemptions	  (2,702,590.970)	   (28,664,121)	    (193,463)	 (28,857,584)

Partners? Capital,
   September 30, 2007	 12,136,913.376	 118,439,521	    1,340,938	  119,780,459



Partners? Capital,
   December 31, 2007	10,912,868.181       	106,178,308	1,149,436	107,327,744

Offering of Units	267,587.496	2,742,598	?  	2,742,598

Net Income                                                                   ? 	  	2,956,606	31,100	2,987,706

Redemptions	 (2,265,928.852)	  (22,924,730)	    (197,624)	 (23,122,354)

Partners? Capital,
   September 30, 2008	  8,914,526.825	  88,952,782	       982,912	   89,935,694








The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2008     	               2007
	      $	               $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)  	2,987,706	(19,929,758)
Noncash item included in net income (loss):
       Net change in unrealized	(1,076,268)	1,039,033

(Increase) decrease in operating assets:
       Restricted cash	1,857,838	?
       Proceeds paid for options purchased	(283,913)	?
       Interest receivable (MS&Co.)	171,314	249,315

Decrease in operating liabilities:
      Accrued brokerage fees (MS&Co.)	(85,806)	(172,972)
      Accrued management fees	(37,307)	          (75,206)
      Premium received for options written	                                        (180,942)                           ?

Net cash provided by (used for) operating activities	    3,352,622  	   (18,889,588)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	3,064,278	6,001,307
Cash paid for redemptions of Units	  (26,058,264)	   (29,902,582)

Net cash used for financing activities	    (22,993,986)	    (23,901,275)

Net decrease in unrestricted cash	(19,641,364)	(42,790,863)

Unrestricted cash at beginning of period	   110,971,546	   162,737,117

Unrestricted cash at end of period	    91,330,182	   119,946,254




The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007






Futures and Forward Contracts
     Long
Unrealized
         Loss

Percentage of
  Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
   Net Assets
      Net
 Unrealized
 Gain/(Loss)

  $
%
$
%
$

September 30, 2008, Partnership Net Assets: $89,935,694



Foreign currency
  (357,217)
        (0.40)
     21,909
        0.02
  (335,308)






     Grand Total:
  (357,217)
        (0.40)
     21,909
        0.02
  (335,308)

     Unrealized Currency Gain





     73,062

     Total Net Unrealized Loss


 Fair Value
     $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
      ?
          ?



Options purchased on Forward Contracts
  136,652
   0.15



Options written on Futures Contracts
      ?
          ?



Options written on Forward Contracts
         (86,398)
         (0.10)





 December 31, 2007, Partnership Net Assets: $107,327,744



 (262,246)







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

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Currency L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The commodity broker is Morgan Stanley &
Co. Incorporated (?MS&Co.?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the Partnership?s revenues or expenses for income tax purposes.
The Partnership files U.S. federal and state tax returns.  The
2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


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

The net unrealized losses on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:



       <table>  MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        Unrealized Losses
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $
Sep. 30, 2008	   - 	        (262,246)    (262,246)	-	Dec. 2008
Dec. 31, 2007	   - 	      (1,397,223)  (1,397,223)	-	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from its own assets, and for the sole benefit of its commodity

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to these off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



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




       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS
157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of September 30, 2008: <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
  Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Unrealized loss on open contracts
      n/a
$ (262,246)
    n/a

                 $  (262,246)
Options purchased
      n/a
$  136,652
    n/a

  $   136,652






Liabilities





Options written
      n/a
$    86,398
    n/a

$     86,398





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


7.  Reclassifications
Certain prior year amounts relating to options on the Condensed
Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating
       its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,173,669) and expenses totaling $1,647,494, resulting in a net loss of $2,821,163 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $10.39 at June 30, 2008, to $10.09 at September 30, 2008.

The most significant trading losses of approximately 1.0%, 0.9%, 0.3%, 0.3%, and 0.3%, respectively, were incurred primarily during August from long positions in the euro, Swiss franc, Australian dollar, South African rand, and Polish zloty versus the U.S. dollar as the value of the U.S. dollar strengthened after U.S. consumer confidence increased in August for a second consecutive month and due to a higher-than-previously-estimated increase in Gross Domestic Product during the second quarter of 2008. Meanwhile, the value of the euro decreased sharply relative to the U.S. dollar after the European Central Bank left its benchmark interest rate unchanged during August. Smaller losses were recorded during September from newly established short positions in the euro versus the U.S. dollar as the value of the euro reversed higher during the middle of the month following news that the European Central Bank had injected additional liquidity into
       money markets in an attempt to alleviate credit turmoil concerns. Meanwhile, both short and long positions in the Swiss franc versus the U.S. dollar incurred losses during September as the value of the Swiss franc moved without consistent direction amid conflicting economic data out of Switzerland. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 0.7%, 0.6%, 0.3%, and 0.3%, respectively, experienced throughout the quarter from short positions in the Taiwan dollar, New Zealand dollar, Singapore dollar, and Korean won versus the U.S. dollar as the value of the U.S. dollar strengthened relative to these currencies following the aforementioned news of better-than-expected U.S. economic data, as well as in response to a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent concerns of a global recession. Additional gains of approximately 0.6% were experienced during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell relative to the U.S. dollar after Japan's government downgraded its assessment of the economy to "worsening," indicating that the six-year expansion of Japan's economy might have ended.

The Partnership recorded total trading results including interest income totaling $8,342,733 and expenses totaling $5,355,027, resulting in net income of $2,987,706 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit
       increased from $9.84 at December 31, 2007, to $10.09 at
September 30, 2008.

The most significant trading gains of approximately 2.5%, 1.6%, 1.0%, 0.8%, and 0.8%, respectively, were experienced primarily during January, February, March, and June, from long positions in the euro, Australian dollar, Chilean peso, Taiwan dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar weakened against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. The value of the U.S. dollar continued to fall after the U.S. Federal Reserve held interest rates steady at 2.0% despite rising inflation. Further gains were experienced throughout the third quarter from short positions in the Taiwan dollar and Mexican peso versus the U.S. dollar as the value of the U.S. dollar strengthened relative to these currencies following the aforementioned news of better-than-expected U.S. economic data, as well as in response to a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent concerns of a global recession. Additional gains of approximately 1.6% were achieved primarily during January, March, April, May, August, and September, from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. A portion of the Partnership?s gains in the first nine
       months of the year was offset by losses of approximately
0.5% experienced from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened against the U.S. dollar during January, February, March, and April after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated significant concerns about rising inflation in the United Kingdom. Meanwhile, losses of approximately 0.4% were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing ?carry-trade? positions. Further losses were incurred from newly established long positions in the Japanese yen versus the U.S. dollar during February and April as the value of the Japanese yen reversed lower following comments from the Bank of Japan that the Japanese economy might be slowing. Losses of approximately 0.3% were incurred primarily during April from short positions in the South African rand versus the U.S. dollar as the value of the South African rand increased amid stronger-than-expected economic data out of South Africa. Newly established long positions in the South African rand versus the U.S. dollar experienced further losses during August as the value of the U.S. dollar reversed higher relative to the South African rand following the aforementioned news of better-than-expected U.S. economic data and amid a worldwide ?flight-to-quality?. Lastly, losses of
       approximately 0.2% and 0.2%, respectively, were recorded from both long and short positions in the Indian rupee and Hungarian forint versus the U.S. dollar as the value of these currencies moved without consistent direction throughout a majority of the first nine months of 2008.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(17,719,724) and expenses totaling $2,226,655, resulting in a net loss of $19,946,379 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $11.42 at June 30, 2007, to $9.87 at September 30, 2007.

The most significant trading losses of approximately 5.0% were experienced during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions. Also pushing the value of the Japanese yen higher were expectations that a Japanese Ministry of Finance report would show Japan?s trade surplus had widened in June. Additional losses of approximately 2.0% were recorded during July and August from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the quarter. Further losses
       of approximately 1.7%, 1.4%, and 0.7%, respectively, were incurred primarily during August from long positions in the New Zealand dollar, Australian dollar, and British pound versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals as extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Elsewhere, losses of approximately 1.3% were recorded throughout the quarter from both short and long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved inconsistently due to investors? uncertainty regarding the future interest rate policy of the Swiss National Bank. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 1.8%, 0.8%, and 0.7%, respectively, experienced primarily during September from long positions in the euro, Norwegian krone, and Swedish krona versus the U.S. dollar as the value of the U.S. dollar declined relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007 meeting.
 In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term, while the value of the Norwegian krone increased in tandem with rising energy prices.

       The Partnership recorded total trading results including interest income totaling $(12,694,781) and expenses totaling $7,234,977, resulting in a net loss of $19,929,758 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $11.38 at December 31, 2006, to $9.87 at September 30, 2007.

The most significant trading losses of approximately 7.3% were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 1.8% primarily during February, March, July, and August as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland. Losses of approximately 1.7% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June, July, and August from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso drifted lower leading up to and after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Additional losses of approximately 1.4% were experienced during
       February, March, and May from long positions in the
British pound versus the U.S. dollar as the value of the pound weakened after a report showed U.K. services growth had slowed and amid political uncertainty in the United Kingdom after British Prime Minister Tony Blair announced he would step down in June 2007. During August, long positions in the British pound versus the U.S. dollar recorded further losses as the value of the U.S. dollar reversed higher against the British pound amid stronger demand for U.S. dollar-denominated government bonds resulting from extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans. Losses continued during September from newly established short positions in the British pound versus the U.S. dollar as the value of the U.S. dollar moved lower relative to the British pound leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007 meeting. Smaller losses of approximately 1.0% and 0.5%, respectively, were recorded primarily during August from long positions in the New Zealand dollar and Indian rupee versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding U.S. sub-prime
mortgage losses.   A portion of the Partnership?s losses in the
first nine months of the year was offset by gains of approximately 2.6% recorded throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently
       strong economic data out of Brazil led to investor
sentiment that the Central Bank of Brazil would continue raising interest rates. Elsewhere, gains of approximately 2.2% were experienced primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further. Gains continued during September from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term. Smaller gains of approximately 0.7% were recorded during April, June, July, and September from long positions in the Swedish krona versus the U.S. dollar as the value of the Swedish krona moved higher amid consistently strong economic data out of Sweden. Finally, gains of approximately 0.4% resulted from short positions in the Japanese yen versus the U.S. dollar during January, April, May, and June as the value of the yen weakened relative to the U.S. dollar in a continuation of the carry-trade and increased speculation that the Bank of Japan would not raise interest rates.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008, and 2007. At September 30, 2008, and 2007, the Partnership?s total capitalization was approximately $90 million and $120 million, respectively.


Primary Market	     September 30, 2008	  September 30, 2007
Risk Category		   Value at Risk		Value at Risk
Currency				  (0.73)%			    (3.21)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the
       speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency 						(1.18)%	(0.73)%	 (0.95)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular
       day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 100% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2008. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2008, was to exchange rate fluctuations, primarily
       fluctuations which disrupt the historical pricing
relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the euro, British pound, Swiss franc, Canadian dollar, Australian dollar, Japanese yen, New Zealand dollar, Norwegian krone, Hungarian forint, Polish zloty, Swedish krona, Czech koruna, and Mexican peso currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Swiss francs, British pounds, Polish zloty, Mexican pesos, Israeli shekels, Turkish lira, Australian dollars, South African rand, Slovakian koruna, Canadian dollars, euros,
       Czech koruna, Norwegian kroner, Hong Kong dollars,
Japanese yen, Singapore dollars, Swedish kronor, New Zealand dollars, and Hungarian forint. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general
       partner of the Partnership, have evaluated the
effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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
Not applicable.









       <table> PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s Reports on Form
10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration            12,000,000.000		 March 6, 2000	333-90485
Additional Registration          1,000,000.000	 	April 30, 2002	333-84654
Additional Registration         14,000,000.000 	   April 28, 2003     333-104004
Additional Registration         25,000,000.000	    April 28, 2004	333-113398
 Total Units Registered         52,000,000.000

Units sold through 9/30/08	      28,018,304.492
Units unsold through 9/30/08    23,981,695.508

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2008, was $363,152,620.


       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus and the supplement included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
After the month end close for November 30, 2008, Demeter will no longer offer Units via subscriptions or exchanges into the Partnership. If there are not sufficient Units of the Partnership available for sale through November 30, 2008, to satisfy all subscription and exchange requests, subscription and exchange requests for the Partnership will be handled in the order in which they are received, with Demeter reserving the right to handle special situations in its sole discretion.

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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 13, 2008       By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.