Form 10-K
period 2008-12-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2009-03-31
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer____ Non-accelerated filer __X__ Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$97,275,752 at June 30, 2008.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


	       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2008
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

	Item 9A. Controls and Procedures . . . . . . . . . . . . . . . .45-48

	Item 9A(T). Controls and Procedures . . . . . . . . . . . . . . . .48

	Item 9B. Other Information . . . . . . . . . . . . . . . . . . . . 48

Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance. . . . . . . . . . . . . . . . . . . . . . .49-55

	Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . 56

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management and Related Stockholder Matters. . . . . . 56

	Item 13.	 Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . .  . . . . . .57

	Item 14.	 Principal Accountant Fees and Services . . . . . . . . 	57-58

Part IV.

	Item 15.		Exhibits, Financial Statement Schedules . . . . . .	59-60

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                  Part of Form l0-K


   Partnership?s Prospectus dated
   May 1, 2008	       	 I

   Partnership?s Supplement to the
   Prospectus dated September 17, 2008	       	 I

   Annual Report to Morgan Stanley
   Spectrum Series Limited
   Partners for the year ended
   December 31, 2008		II, III, and IV

       PART I
Item 1.  BUSINESS

(a) General Development of Business. Morgan Stanley Spectrum Currency L.P. (the "Partnership") is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts in global currency markets (collectively, ?Futures Interest?). The Partnership commenced trading operations on July 3, 2000. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the ?Spectrum Series?). Additionally, after the Spectrum Series? November 30, 2008 monthly close, Demeter Management Corporation (?Demeter?), the general partner of the Partnership, no longer offers for purchase or exchange units of limited partnership interest (?Unit(s)?) in the Spectrum Series.

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a
       specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of Futures Interest or underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The commodity broker is Morgan Stanley & Co. Incorporated (?MS&Co.?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of
options on foreign currency forward contracts.   Demeter, MS&Co.,
and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are John W. Henry & Company, Inc., Sunrise Capital Partners, LLC, C-View International Limited, DKR Fusion Management L.P., and FX Concepts Trading Advisor, Inc. (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).
       Units were sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The Partnership began the year at a net asset value per Unit of $9.84 and returned 13.4% to $11.16 on December 31, 2008. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated May 1, 2008 (the ?Prospectus?), and the Partnership?s supplement to the Prospectus dated September 17, 2008 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.
       <table> <caption>
	Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-10 of
			 the Prospectus and Page
			 S-1 of the Supplement).

	2.	Futures, Options, and	2.	"The Futures, Options, and
		Forwards Markets		 Forwards Markets" (Pages
				 198-202 of the Prospectus).

	3.	Partnership's Trading	3.	?Use of Proceeds? (Pages
		Arrangements and		 31-33 of the Prospectus,
		Policies		?The Trading Advisors?
(Pages 83-172 of the
				 Prospectus and Pages
				 S-2 ? S-4 of the
				 Supplement).

	4.	Management of the Part-	4.	"The Trading Advisors -
	 	nership		 Management Agreements?
				(Page 83 of the Prospectus),
				"The General Partner?
				(Pages 79-82 of the
			 	 Prospectus and Page S-2
				 of the Supplement).  ?The
				 Commodity Brokers? (Pages
				 174-175 of the Prospectus)
 and ?The Limited Partner-
 ship Agreements? (Pages
 180-183 of the Prospectus).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
		ship?s Limited Partners		 Tax  Considerations? and
				?State and Local Income Tax
					 Aspects? (Pages 190-196
 of the Prospectus and
  Pages  S-4 ? S-5 of the
 Supplement)


       (d) Financial Information about Geographic Areas.  The
Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

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

Item 1A.  RISK FACTORS
Current limited partners of the Partnership are advised that effective December 1, 2008, Demeter no longer accepts any subscriptions for investments in the Partnership or any exchanges from other Spectrum Series partnerships for Units of the Partnership. Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership and were able to exchange Units of the Partnership for Units in other
                               - 6 ?
       Spectrum Series partnerships at any month-end closing until
November 30, 2008.

The Partnership is in the business of speculative trading of futures, forwards, and options on such contracts. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus dated May 1, 2008, incorporated by reference in this Form
10-K, set forth in the ?Risk Factors? section of the Prospectus on pages 11-16 and the ?Risk Factors? section of the Supplement on pages S-3 ? S-4.


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

(b) Holders. The number of holders of Units at December 31, 2008, was approximately 13,300.

(c) Distributions. No distributions have been made by the Partner-ship since it commenced trading operations on July 3, 2000.
Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

(d) Securities Sold; Consideration. Until the November 30, 2008 monthly close, Units were continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through November 30, 2008, was $365,111,316.
- 8 -

(e) Underwriter. The managing underwriter for the Partnership was MS&Co.

(f) Use of Proceeds.
<table> <caption>					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	12,000,000.000	    March 6, 2000	333-90485
Additional Registration	1,000,000.000		April 30, 2002	333-84654
Additional Registration	14,000,000.000 	  April 28, 2003	      333-104004
Additional Registration	  25,000,000.000	April 28, 2004	333-113398
  Total Units Registered	 52,000,000.000

Units sold through 11/30/08     28,193,375.621
Units unsold through 11/30/08  _23,806,624.379

The 23,806,624.379 Units remaining unsold after the November 30,
2008 closing were deregistered with the SEC effective January 23, 2009.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus and the Supplement included as part of the above referenced Registration Statements.

       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)






	       		 	       For the Years Ended December 31,
                      2008          2007  	        2006            2005          2004

Total Trading Results
including interest
income			     19,415,745	 (10,793,211)     3,120,675     (34,033,766)    2,632,707


Net Income (Loss)	     12,531,300	 (19,991,189)    (8,575,168)    (49,703,859)  (11,908,707)


Net Income (Loss)
Per Unit (Limited
& General Partners) 	    1.32	      (1.54)	         (0.40)          (2.63)        (1.25)


Total Assets 	    93,074,766	113,293,630 	   168,591,117     216,070,006	   277,046,143


Total Limited
Partners? Capital	    87,533,608	106,178,308	   161,303,764     206,199,270    270,231,305


Net Asset Value
Per Unit			  11.16  	       9.84	         11.38           11.78	         14.41







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

       Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units. Effective December 1, 2008, Demeter no longer accepts any subscriptions for Units of the Partnership or any exchanges from other Spectrum Series partnerships for Units of the Partnership.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partner-ship?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different
       times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of
       the close of business.  Interest income, as well as
management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $19,415,745 and expenses totaling $6,884,445, resulting in net income of $12,531,300 for the year ended December 31, 2008. The Partnership?s net asset value per Unit increased from $9.84 at December 31, 2007, to $11.16 at December 31, 2008.
Total redemptions and subscriptions for the year were $36,137,200 and $4,701,294, respectively, and the Partnership?s ending capital was $88,423,138 at December 31, 2008, a decrease of $18,904,606 from ending capital at December 31, 2007, of $107,327,744.

The most significant trading gains of approximately 3.9%, 3.1%, 1.7%, 1.4%, and 1.3%, respectively, were experienced primarily during the first half of the year from long positions in the Australian dollar, euro, Mexican peso, Chilean peso, and Brazilian real versus the U.S. dollar as the value of the U.S.
       dollar weakened against most of its major rivals amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Gains were also experienced during July from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar after the Bank of Mexico raised interest rates to curb accelerating inflation, and expectations increased that the Bank of Brazil would raise interest rates. Further gains were experienced during September, October, and November from newly established short positions in the Australian dollar, euro, Mexican peso, and Chilean peso versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid a ?flight-to-quality? due to concerns regarding the fundamental health of the global economy. Gains of approximately 3.1% were recorded primarily during March from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar fell against its major rivals due to the aforementioned speculation of interest rate cuts by the U.S. Federal Reserve. During July and August, gains were also experienced from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen declined relative to the U.S. dollar after Japan?s government
       downgraded its assessment of the economy to "worsening,"
indicating that the six-year expansion of Japan's economy might have ended. Furthermore, gains were experienced throughout the fourth quarter from newly established long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar after mounting fears of a global economic recession prompted investors to sell higher-yielding assets funded by loans in Japan. Additional gains of approximately 1.9% were achieved primarily during January, March, May, September, and October from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell against the U.S. dollar amid news of a widening Current-Account deficit out of Korea. Lastly, gains of approximately 1.0% were achieved throughout the fourth quarter from short positions in the British pound versus the U.S. dollar as the value of the British pound fell on estimates that the U.K. economy might contract significantly in 2009. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 0.9% recorded primarily during April and July from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved higher against the U.S. dollar amid rising energy prices and after the Bank of Canada cited improved trade and manufacturing data. Further losses were incurred during October from both short and long
       positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved without consistent direction. Additional losses of 0.5% were incurred primarily during April from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals following better-than-expected U.S. manufacturing data, indicating the U.S. economy might withstand the ongoing credit crisis. Further losses were also recorded in September and October from both short and long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved inconsistently amid uncertainty regarding the health of the Swiss economy. Lastly, losses of approximately 0.2% and 0.2%, respectively, were recorded from both long and short positions in the Hungarian forint and Indian rupee versus the U.S. dollar as the value of the these currencies moved without consistent direction throughout a majority of the first nine months of the year.

The Partnership recorded total trading results including interest income totaling $(10,793,211) and expenses totaling $9,197,978, resulting in a net loss of $19,991,189 for the year ended December 31, 2007. The Partnership?s net asset value per Unit decreased from $11.38 at December 31, 2006, to $9.84 at December 31, 2007.
Total redemptions and subscriptions for the year were $42,256,845
       and $6,526,442, respectively, and the Partnership?s ending capital was $107,327,744 at December 31, 2007, a decrease of $55,721,592 from ending capital at December 31, 2006, of $163,049,336.

The most significant trading losses of approximately 7.6% were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 2.4% primarily during February, March, July, August, October, and November as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland and speculation that the Swiss National Bank would raise interest rates. During December, newly established long positions in the Swiss franc versus the U.S. dollar incurred further losses as the value of the U.S. dollar moved higher against its major rivals during the first half of the month following a smaller-than-expected interest rate cut by the U.S. Federal Reserve. Losses of approximately 2.2% were incurred during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late
       February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", which encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. During July, August, and October, short positions in the Japanese yen versus the U.S. dollar resulted in further losses as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors? trimming ?riskier? assets funded by loans in Japan. Finally, losses were experienced from both short and long positions in the Japanese yen versus the U.S. dollar during November and December as the value of the Japanese yen moved without consistent direction due to uncertainty regarding the future interest rate policy of the Bank of Japan. Elsewhere, losses of approximately 1.9% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Additional losses were incurred during June, July, and August from newly established long positions in the Mexican peso versus the U.S. dollar as the
       value of the Mexican peso reversed lower leading up to and after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Lastly, smaller losses of approximately 1.2% were recorded primarily during January, February, May, August, November, and December from long positions in the New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding demand for U.S. dollar-denominated government bonds. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 4.8% recorded primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further if inflation continued to rise. During September and October, additional gains were experienced from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower leading up to and following the U.S. Federal Reserve?s decision to cut interest rates to 4.50%. Lastly, during November, long positions in the euro relative to the U.S. dollar experienced additional gains as the euro strengthened against the U.S. dollar after Gross Domestic Product in the Euro-Zone came in higher-than-expected. Additional gains of approximately 2.7%
       were experienced throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently strong economic data out of Brazil led to investor sentiment that the Central Bank of Brazil would continue raising interest rates. In December, long positions in the Brazilian real versus the U.S. dollar achieved gains as the value of the U.S. dollar moved lower relative to its major rivals amid investor sentiment that U.S. interest rates would continue to decline.

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

The most significant trading losses of approximately 6.0% and 2.3%, respectively, resulted from short positions in the Swiss franc and Japanese yen against the U.S. dollar. During January
       and February, the Swiss franc rose after strong economic data out of Switzerland, while the value of the Japanese yen increased on speculation that the Bank of Japan would raise interest rates in the following months. During April, further losses were recorded from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc strengthened on geopolitical tensions in the Middle East, while the value of the U.S. dollar was pressured lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets. Further losses were experienced toward the end of October and during November from long positions in the U.S. dollar relative to the Swiss franc and Japanese yen as the value of the U.S. dollar declined after the U.S. Department of Commerce reported slower-than-expected growth in the third quarter?s U.S. Gross Domestic Product, as well as a faster-than-expected decline in consumer core inflation. Meanwhile, the Japanese yen strengthened after the Swiss National Bank said it had raised its holdings of the Japanese currency in the previous quarter, while the Swiss franc strengthened in tandem with the euro. Additional losses of approximately 1.3% were experienced primarily during May and June from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved lower on political uncertainty out of Brazil. Finally, losses of
                             - 23 -


       approximately 0.7%, 0.5%, and 0.5%, respectively, were recorded throughout the year from both short and long positions in the Mexican peso, Polish zloty, and Norwegian krone versus the U.S. dollar as the value of these currencies moved without consistent direction. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 6.1%, 2.5%, and 1.4%, respectively, from positions in the British pound, New Zealand dollar, and Singapore dollar versus the U.S. dollar. Long positions in the British pound versus the U.S. dollar experienced gains throughout the second half of the year as the value of the British pound increased on consistently strong economic data out of the United Kingdom, spurring the Bank of England to lift its key interest rate to 5.0% by the end of 2006. Elsewhere, smaller gains resulted from long positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar benefited from the U.S. dollar?s weakness, particularly during April, May, and November. During the fourth quarter, the value of the U.S. dollar continued to move lower against most of its rivals on news that China, the world's largest holder of foreign-exchange reserves, would begin to more aggressively diversify its reserves away from the U.S. currency. Also weighing on the U.S. dollar were concerns of a slowing U.S. economy after reports showed an increase in jobless claims, while consumer sentiment unexpectedly weakened.
       Elsewhere, short positions in the New Zealand dollar
versus the U.S. dollar experienced gains during March as the value of the New Zealand dollar moved lower on expectations for an economic slow-down in New Zealand. However, during the fourth quarter, gains were recorded from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar reversed higher after manufacturing sales figures added to evidence that the New Zealand economy was expanding fast enough to spur the Reserve Bank of New Zealand to raise interest rates in 2007.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2008 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2008, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.
       Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts in global currency markets. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital account.

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

       Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

       Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all of their customers, of the Partnership?s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

       Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts and MSCG as the sole counterparty on all trading of options on foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2008, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In September 2006, the Financial Accounting Standards Board (the ?FASB?) issued Statement of Financial Accounting Standards (?SFAS?) No. 157 (?SFAS 157?), ?Fair Value Measurements?. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date
       (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market price (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.


SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s
       assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Partnership adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of December 31, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
  Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Unrealized loss on open contracts
      -
        $ (403,907)
    n/a

 $ (403,907)
Options purchased
      -
 $         251
    n/a

 $         251






Liabilities





Options written
      -
 $         251
    n/a

 $         251






In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities? ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s
       financial position, financial performance, and cash
flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact of the adoption of SFAS 161.

In September 2008, the FASB issued FASB Staff Position (?FSP?) Financial Accounting Standards (?FAS?) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (?FSP FAS No. 133-1 and FIN 45-4?). FSP FAS No. 133-1
and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Partnership is currently evaluating the impact of adopting FSP FAS No. 133-1 and FIN 45-4.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (?FSP FAS No. 157-3?). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is

       not active and provides an example to illustrate key
considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP FAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP FAS No. 157-3 did not have a material impact on the Partnership?s financial statements.

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

       The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2008 and 2007. At December 31, 2008 and 2007, the Partnership?s total capitalization was approximately $88 million and $107 million, respectively.

Primary Market          December 31, 2008     December 31, 2007
Risk Category	  	      Value at Risk	       Value at Risk
Currency				     (0.16)%	  		 (0.78)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading
                              - 38 -
portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2008, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2008, through December 31, 2008.

Primary Market Risk Category     High      Low      Average

Currency					  (1.18)%	  (0.16)%	  (0.80)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always
result in accurate predictions of the distributions and correlations of future market movements;

-	39 ?

*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on
future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or
hedged within one day; and
*	the historical market risk factor data used for VaR
estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at December 31, 2008 and 2007, and for the four quarter-end reporting periods during calendar year 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the
       Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of December 31, 2008, such amount is equal to approximately 105% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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


The following was the only trading risk exposure of the Partnership at December 31, 2008. It may be anticipated, however, that market exposure will vary materially over time.
- 42 -


       Currency.  The Partnership?s currency market exposure at
December 31, 2008, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At December 31, 2008, the Partnership?s major exposures were to the Australian dollar, Japanese yen, euro, Swedish krona, British pound, Canadian dollar, Turkish lira, Czech koruna, Polish zloty, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2008, were in Polish zlotych, Japanese yen, euros, New Zealand dollars, Swiss francs, Australian dollars, Norwegian krone, Canadian dollars, Israeli shekels, British pounds, Turkish lire, Czech koruny, Slovakian koruny, Swedish kronor, Hungarian forint, Mexican pesos, Singapore dollars, South African rand, and Hong Kong dollars.
       The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage the market exposure by diversifying the Partnership?s assets among different approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership invest-ment directed by Demeter, rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

       <table>
Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter   Total Trading Results    		Net	       Net Income/
Ended	   including interest income   Income/(Loss)  (Loss) Per Unit
2008
March 31		$  9,521,060		$  7,696,715	   $   0.73
June 30		      (4,658)		  (1,887,846) 	      (0.18)
September 30	  (1,173,669) 	 	  (2,821,163)	      (0.30)
December 31	  11,073,012	 	   9,543,594	       1.07

Total			$ 19,415,745 	 	$ 12,531,300 	    $  1.32

2007
March 31		$(12,988,168)		$(15,590,364)	   $  (1.11)
June 30		  18,013,111		  15,606,985 	       1.15
September 30	 (17,719,724) 	 	 (19,946,379)	      (1.55)
December 31	   1,901,570	 	     (61,431)	      (0.03)

Total			$(10,793,211) 	 	$(19,991,189) 	    $ (1.54)


Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

None.



Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined
       in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and
have judged such controls and procedures to be effective.

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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2008.

       Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2008.

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

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 44, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is a Managing Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. degree in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 53, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the Wealth Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 43, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Product Group. The Product Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Banking & Lending, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. degree in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 50, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan
                              - 50 -

       Stanley in the Global Wealth Management Group.  Mr. Handler
works in the Capital Markets Division as Equity Business Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, Futures and Annuities.
Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective March 20, 2008, Mr. Jose Morales, age 32, is a Director of Demeter. Mr. Morales is an Executive Director at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr.
                             - 51 -


       Morales joined the firm in September 1998, as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008.
Mr. Morales received an M.B.A. with a concentration in Finance from the New York University?s Lenard N. Stern School of Business in June 2007, and a B.S. degree in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective May 1, 2006, Mr. Michael P. McGrath, age 40, is a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Product Director for the Consulting Services Group of Morgan Stanley. In this capacity, he is responsible for all aspects of product strategy and management for the Firm?s managed account division. Mr. McGrath also serves on the Management Committee of the Global Wealth Management Group (?GWMG?). Previously, Mr. McGrath was
                             - 52 -


       Chief Operating Officer for Private Wealth Management
North America and Private Wealth Management Latin America. Prior to that, Mr. McGrath was Director of Product Development for GWMG. Before joining Morgan Stanley in May 2004, Mr. McGrath served as a Managing Director for Nuveen Investments, overseeing the development of alternative investment products for the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective September 22, 2006, Mr. Jacques Chappuis, age 39, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. degree in Finance from Tulane University in 1991.
       Effective December 3, 2007, Mr. Christian Angstadt, age
47, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt also serves as Chief Financial Officer for Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of the regulated bank. Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations and Morgan Stanley Trust FSB). Mr. Angstadt received a B.A. degree in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.


Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

Effective December 15, 2008, Mr. Michael Durbin no longer serves as a Director of Demeter.

Effective December 15, 2008, Mr. Richard Gueren no longer serves as a Director of Demeter.

       Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership?s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2008, were timely and correctly made except that Jose Morales filed a late Form 3 and Michael Durbin filed a late Form 3.

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

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee. However, Demeter has a Disclosure
Committee that meets quarterly to review periodic filings made by the Partnership for which Demeter acts as the general partner.

       Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership?s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2008, were timely and correctly made except that Jose Morales filed a late Form 3 and Michael Durbin filed a late Form 3.


Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Security Ownership of Certain Beneficial Owners ? At December
31, 2008, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2008,
Demeter owned 79,706.343 Units of general partnership interest, representing a 1.01 percent interest in the Partnership.

(c)  Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE


Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2008, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $4,550,496 for the year ended December 31, 2008.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2008.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $50,296
       for the year ended December 31, 2008, and $50,651 for the year ended December 31, 2007.

(2) 	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2008 and 2007 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.
       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2008, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
   -	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2008, 2007, and 2006.

   -	Statements of Financial Condition, including the Condensed
Schedules of Investments, as of December 31, 2008 and
2007.

   -	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2008, 2007, and 2006.

   -	Notes to Financial Statements.


With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2008, is not deemed to be filed with this report.

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


				MORGAN STANLEY SPECTRUM CURRENCY L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 31, 2009		BY: /s/	Walter Davis
					 	Walter Davis,
					  	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    	     March 31, 2009
	  	Walter Davis, President

    /s/         Frank Zafran    	             	     March 31, 2009
                Frank Zafran, Director

    /s/         Douglas J. Ketterer   	             	     March 31, 2009
                Douglas J. Ketterer, Director

    /s/         Harry Handler		           	     March 31, 2009
	    	Harry Handler, Director

    /s/ 	Jose A. Morales     		             March 31, 2009
	 	Jose A. Morales, Director

    /s/	        Michael P. McGrath                 	     March 31, 2009
	  	Michael P. McGrath, Director

    /s/  	Jacques Chappuis		             March 31, 2009
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                     March 31, 2009
	    	Christian Angstadt, Chief Financial Officer




            	EXHIBIT INDEX
ITEM

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by reference to Exhibit A of the Partnership?s
Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 1,
2008.

3.02	Certificate of Limited Partnership, dated October 20,
1999, is incorporated by reference to Exhibit 3.02 of the Partnership?s Registration Statement on Form S-1
(File No. 333-90485) filed with the Securities and Exchange Commission on November 5, 1999.

3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Spectrum Currency
L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership?s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

10.01	Management Agreement among the Partnership, Demeter,
and John W. Henry & Company, Inc., dated as of March
6, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-31563) filed with the Securities and Exchange Commission on November 14, 2000.

10.01(a)	Amendment to Management Agreement, dated as of
November 30, 2000, among the Partnership, John W.
Henry & Company, Inc., and Demeter is incorporated by reference to Exhibit 10.01 of the Partnership's Form
8-K (File No. 0-31563) filed with the Securities and
Exchange Commission on January 3, 2001.

10.02	Management Agreement among the Partnership, Demeter,
and Sunrise Capital Partners, LLC, dated as of March
6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-31563) filed with the Securities and Exchange Commission on November 14, 2000.

10.02(a)	Amendment to Management Agreement, dated as of
November 30, 2000, among the Partnership, Sunrise
Capital Partners, LLC, and Demeter is incorporated by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-31563) filed with the Securities and
Exchange Commission on January 3, 2001.

10.05		Escrow Agreement, dated as of July 25, 2007, among The
Bank of New York, Demeter, and Morgan Stanley & Co.
Incorporated, is incorporated by reference to Exhibit
10.05 of the Partnership?s Form 8-K (File No. 0-31563)
filed with the Securities and Exchange Commission on
July 31, 2007.
10.06	    Form of Subscription and Exchange Agreement and Power
of Attorney to be executed by each purchaser of Units
is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated May 1, 2008, filed
with the Securities and Exchange Commission pursuant
to Rule 424(b)(3) under the Securities Act of 1933 on
May 8, 2008.
10.08	    Form of Subscription Agreement Update Form to be
executed by each purchaser of Units is incorporated by
reference to Exhibit C of the Partnership?s
Prospectus, dated May 1, 2008, filed with the
Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 8,
2008.
10.09		Customer Agreement between the Partnership and Morgan
Stanley DW, dated as of June 30, 2000, is incorporated
by reference to Exhibit 10.01 of the Partnership?s
Form 8-K (File No. 0-31563) filed with the Securities
and Exchange Commission on November 1, 2001.
10.09(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley
DW Inc., dated July 1, 2005, is incorporated by reference to Exhibit 10.09(a) of the Partnership?s
Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on August 10, 2005.

10.10		Commodity Futures Customer Agreement between MS&Co.
and the Partnership, and acknowledged and agreed to by Morgan Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1,
2001.

10.12		Securities Account Control Agreement between the
Partnership and MS&Co., dated as of June 6, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1,
2001.

10.13		Management Agreement, dated as of October 9, 2007,
among the Partnership, Demeter, and C-View
International Limited, is incorporated by reference to
Exhibit 10.13 of the Partnership?s Form 8-K (File No.
0-31563) filed with the Securities and Exchange
Commission on October 15, 2007.

10.14		Management Agreement, dated as of October 9, 2007,
among the Partnership, Demeter, and DKR Fusion
Management L.P., is incorporated by reference to
Exhibit 10.14 of the Partnership?s Form 8-K (File No.
0-31563) filed with the Securities and Exchange
Commission on October 15, 2007.

10.15		Management Agreement, dated as of October 9, 2007,
among the Partnership, Demeter, and FX Concepts
Trading Advisor, Inc., is incorporated by reference to
Exhibit 10.15 of the Partnership?s Form 8-K (File No.
0-31563) filed with the Securities and Exchange
Commission on October 15, 2007.

10.16		Foreign Exchange and Options Master Agreement, dated
as of November 28, 2007, between Morgan Stanley & Co.
Incorporated and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.13 of the Partnership?s Form
8-K (File No. 0-31563) filed with the Securities and
Exchange Commission on December 4, 2007.

10.17		Foreign Exchange and Options Master Agreement, dated
as of November 28, 2007, between Morgan Stanley
Capital Group Inc. and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.14 of the Partnership?s Form
8-K (File No. 0-31563) filed with the Securities and
Exchange Commission on December 4, 2007.

10.18		Customer FX Prime Brokerage Agreement, dated as of
November 27, 2007, between Morgan Stanley & Co.
Incorporated and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.15 of the Partnership?s Form
8-K (File No. 0-31563) filed with the Securities and
Exchange Commission on December 4, 2007.

10.19		Customer FX Prime Brokerage Agreement, dated as of
November 27, 2007, between Morgan Stanley Capital
Group Inc. and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.16 of the Partnership?s Form
8-K (File No. 0-31563) filed with the Securities and
Exchange Commission on December 4, 2007.

13.10		December 31, 2008, Annual Report to Limited Partners
is filed herewith.
31.01		Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02		Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.01		Certification of President of Demeter Management
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

                       December 31, 2008
                       Annual Report

[LOGO]

MORGAN STANLEY SPECTRUM SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.



                            1991    1992  1993   1994   1995 1996  1997 1998 1999    2000   2001   2002  2003 2004   2005  2006
FUND                         %       %     %      %      %    %     %    %    %       %      %      %     %    %      %     %
---------------------------------------------------------------------------------------------------------------------------------
Spectrum Currency........    --      --    --     --     --   --    --   --   --     11.7   11.1   12.2  12.4 (8.0) (18.3) (3.4)
                                                                                   (6 mos.)
---------------------------------------------------------------------------------------------------------------------------------
Spectrum Global Balanced.    --      --    --   (1.7)   22.8 (3.6) 18.2 16.4  0.8    0.9    (0.3) (10.1) 6.2  (5.6)  4.2    2.4
                                               (2 mos.)
---------------------------------------------------------------------------------------------------------------------------------
Spectrum Select..........   31.2   (14.4) 41.6  (5.1)   23.6  5.3  6.2  14.2 (7.6)   7.1     1.7   15.4  9.6  (4.7) (5.0)   5.9
                          (5 mos.)
---------------------------------------------------------------------------------------------------------------------------------
Spectrum Strategic.......    --      --    --    0.1    10.5 (3.5) 0.4  7.8  37.2   (33.1)  (0.6)  9.4   24.0  1.7  (2.6)  20.9
                                               (2 mos.)
---------------------------------------------------------------------------------------------------------------------------------
Spectrum Technical.......    --      --    --   (2.2)   17.6 18.3  7.5  10.2 (7.5)   7.8    (7.2)  23.3  23.0  4.4  (5.4)   5.4
                                               (2 mos.)
---------------------------------------------------------------------------------------------------------------------------------

                                      INCEPTION-  COMPOUND
                                       TO-DATE   ANNUALIZED
                           2007  2008   RETURN     RETURN
FUND                        %     %       %          %
-----------------------------------------------------------
Spectrum Currency........ (13.5) 13.4   11.6        1.3

-----------------------------------------------------------
Spectrum Global Balanced.  0.2   12.0   75.0        4.0

-----------------------------------------------------------
Spectrum Select..........  7.5   30.6   308.0       8.4

-----------------------------------------------------------
Spectrum Strategic.......  5.0   4.5    88.2        4.6

-----------------------------------------------------------
Spectrum Technical....... (14.2) 12.6   127.6       6.0

-----------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, NY 10036
Telephone (212) 296-1999

MORGAN STANLEY SPECTRUM SERIES
ANNUAL REPORT
2008

Dear Limited Partner:

  This marks the ninth annual report for Morgan Stanley Spectrum Currency L.P., the fifteenth annual report for Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P., and the eighteenth annual report for Morgan Stanley Spectrum Select L.P. The Net Asset Value per Unit for each of the five Morgan Stanley Spectrum funds ("Fund(s)") as of December 31, 2008, was as follows:

                                                    % CHANGE
                   FUNDS                     N.A.V. FOR YEAR
                   -----------------------------------------
                   Spectrum Currency         $11.16   13.4%
                   -----------------------------------------
                   Spectrum Global Balanced  $17.50   12.0%
                   -----------------------------------------
                   Spectrum Select           $40.80   30.6%
                   -----------------------------------------
                   Spectrum Strategic        $18.82    4.5%
                   -----------------------------------------
                   Spectrum Technical        $22.76   12.6%
                   -----------------------------------------

  Since its inception in July 2000, Spectrum Currency has returned 11.6% (a compound annualized return of 1.3%). Since their inception in November 1994, Spectrum Global Balanced has returned 75.0% (a compound annualized return of 4.0%), Spectrum Strategic has returned 88.2% (a compound annualized return of 4.6%), and Spectrum Technical has returned 127.6% (a compound annualized return of 6.0%). Since its inception in August 1991, Spectrum Select has returned 308.0% (a compound annualized return of 8.4%).

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

  After the November 30, 2008 monthly close, Demeter Management Corporation ("Demeter") no longer offers for purchase or exchange units of limited partnership interest in Spectrum Currency, Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical. For more information, please contact your Financial Advisor and refer to your Morgan Stanley Spectrum Series Supplement dated September 17, 2008.

  Effective December 2, 2008, Chesapeake Capital Corporation ("Chesapeake"), in consultation with Demeter, determined that it was appropriate to begin increasing the overall leverage of Spectrum Technical's (the "Partnership") assets traded pursuant to Chesapeake's Diversified 2XL Program (the "Program") to 75% of the customary leverage utilized by the Program. By agreement between Chesapeake and Demeter, the leverage employed by the Program since October 1, 2007, had been approximately 62% of the customary leverage utilized by the Program. Chesapeake, in further consultation with Demeter, will determine if, and at what time, the leverage may be further readjusted. Such adjustments to the leverage employed will not exceed 100% of the customary leverage utilized by Chesapeake in the Program. Such increases/decreases in leverage levels will occur without prior notice to investors.

  Graham Capital Management, L.P. ("Graham"), one of the trading advisors to Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), notified the General Partner that Graham Global Diversified Program and Graham K4 Program were merged into one trading program, Graham K4D-15 ("K4D-15"), effective January 1, 2009. Consequently, effective January 1, 2009, Graham began trading a portion of Spectrum Select's assets pursuant to K4D-15 at the standard leverage. Prior to January 1, 2009, Graham traded a portion of Spectrum Select's assets pursuant to Graham Global Diversified Program at 1.5 times the standard leverage it applied for such program.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 522 Fifth Avenue, 13th Floor, New York, NY 10036, or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Walter Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Spectrum Currency L.P.
Morgan Stanley Spectrum Global Balanced L.P.
Morgan Stanley Spectrum Select L.P.
Morgan Stanley Spectrum Strategic L.P.
Morgan Stanley Spectrum Technical L.P.

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

MORGAN STANLEY SPECTRUM CURRENCY L.P.

                       [CHART]

                                      Year Ended
                                  December 31, 2008
                                -----------------------
Australian dollar                       3.90%
British pound                           1.02%
Euro                                    3.07%
Japanese yen                            3.12%
Swiss franc                            -0.53%
Minor Currencies                       11.49%



Note:Reflects trading results only and does not include fees or interest income.
     Minor currencies may include, but are not limited to, the South African rand, Thai baht, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, Norwegian krone, Swedish krona, Czech koruna, Chilean peso, Russian ruble, and Taiwan dollar.

MORGAN STANLEY SPECTRUM CURRENCY L.P.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains for the year were experienced primarily during the first half of the year from long positions in the Australian dollar, euro, Mexican peso, Chilean peso, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar weakened against most of its major rivals amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Gains were also experienced during July from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar after the Bank of Mexico raised interest rates to curb accelerating inflation, and expectations increased that the Bank of Brazil would raise interest rates at its next policy meeting. Further gains were experienced during September, October, and November from newly established short positions in the Australian dollar, euro, Mexican peso, and Chilean peso versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid a "flight-to-quality". During March, gains were recorded from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar fell against its major rivals due to the aforementioned speculation of interest rate cuts by the U.S. Federal Reserve. During July and August, gains were also experienced from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen declined relative to the U.S. dollar after Japan's government downgraded its assessment of the economy to "worsening," indicating that the six-year expansion of Japan's economy might have ended. Furthermore, gains were experienced throughout the fourth quarter from newly established long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar after mounting fears of a global economic recession prompted investors to sell higher-yielding assets funded by loans in Japan. Additional gains were achieved primarily during January, March, May, September, and October from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell against the U.S. dollar amid news of a widening Current-Account deficit out of Korea.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were recorded primarily during April and July from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved higher against the U.S. dollar amid rising energy prices and strong economic data. Further losses were incurred during September and October from both short and long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved without consistent direction amid uncertainty regarding the health of these economies. Lastly, losses were recorded from both long and short positions in the Hungarian forint and Indian rupee versus the U.S. dollar as the value of the these currencies failed to move in a consistent direction throughout a majority of the first nine months of the year.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

                                     [CHART]

                                  Year ended December 31, 2008
                                  ----------------------------
Currencies                                  2.55%
Global Interest Rates                       5.44%
Global Stock Indices                       -0.44%
Energies                                    4.27%
Metals                                      3.88%
Agriculturals                               4.16%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains for the year were experienced in the global interest rate sector during August, October, November, and December from long positions in European and Australian fixed-income futures as prices moved higher in a worldwide "flight-to-quality" following a drop in the global equity markets, as well as worries regarding the fundamental health of the global economy and financial system.
.. Additional gains were recorded in the energy markets throughout a majority of the first half of the year from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Additional gains were recorded during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown might erode energy demand.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

.. Within the agricultural complex, gains were experienced, primarily during January and February, from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Meanwhile, long futures positions in the soybean complex resulted in gains primarily during January, February, and June as prices increased after a government report showed a rise in demand for U.S. supplies. During October, smaller gains resulted from short futures positions in wheat and cotton as prices declined amid rising inventories and growing concerns that slowing global economic growth might reduce demand for these commodities.
.. Gains were recorded in the metals sector during February from long positions in tin futures as prices moved higher on reports of falling inventories amid rising demand from China and India. During September, October, November, and December, additional gains were experienced from newly established short futures positions in nickel, aluminum, tin, lead, and zinc as prices declined amid worries that a global economic recession might erode demand for base metals. Elsewhere, long positions in platinum futures resulted in gains during February as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further "safe haven" buying due to weakness in global equity markets.
.. Within the currency sector, gains were achieved during February, March, and June from long positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first six months of the year amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Short positions in the Korean won versus the U.S. dollar resulted in additional gains, primarily during March, as the value of the Korean won decreased relative to the U.S. dollar amid news of a widening Current-Account deficit out of Korea. Further gains were experienced during October from newly established short positions in the Australian dollar, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned "flight-to-quality" that affected the global interest rate futures markets. Meanwhile, gains were experienced throughout the fourth quarter from long positions in the Japanese yen versus the U.S.
   dollar as the value of the Japanese yen increased after mounting fears of a global economic recession prompted investors to sell higher-yielding assets funded by loans in Japan.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were incurred in the global stock index sector, primarily during January, from long positions in European and U.S. equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb global economic growth.

MORGAN STANLEY SPECTRUM SELECT L.P.

                       [CHART]

                                      Year Ended
                                  December 31, 2008
                                -----------------------
Currencies                              3.19%
Global Interest Rates                   7.73%
Global Stock Indices                    9.47%
Energies                               10.26%
Metals                                  3.32%
Agriculturals                           5.51%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced in the energy sector throughout a majority of the first half of the year from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Additional gains were recorded during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown might erode energy demand.

.. Additional gains were recorded in the global stock index sector during January, February, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were recorded during September and October as equity prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system might not prevent a global recession.

MORGAN STANLEY SPECTRUM SELECT L.P.

.. Within the global interest rate sector, gains were experienced primarily during January, May, June, October, and November from long positions in U.S. and European fixed-income futures as prices moved higher in a worldwide "flight-to-quality" following the aforementioned drop in the global equity markets, as well as worries regarding the fundamental health of the global economy and financial system.

.. Further gains were recorded in the agricultural markets, primarily during January and February, from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Further gains were achieved during January, February, and June from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative biofuels. Meanwhile, long futures positions in the soybean complex also resulted in gains primarily during June as prices increased after a government report showed a rise in demand for U.S. supplies. During October, gains resulted from short futures positions in wheat and cotton as prices declined amid rising inventories and growing concerns that slowing global economic growth might reduce demand for these commodities.

.. Within the metals sector, gains were achieved, primarily during January and February, from long positions in platinum and silver futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further "safe haven" buying due to weakness in global equity markets. Meanwhile, gains were experienced, primarily during September, October, November, and December, from short futures positions in nickel, copper, zinc, aluminum, and tin as prices declined amid worries that a global economic recession might erode demand for base metals.

.. Finally, smaller gains were recorded in the currency markets during February, March, and May from long positions in the Mexican peso and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first six months of the year amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Short positions in the Korean won versus the U.S. dollar resulted in additional gains, primarily during March, as the value of the Korean won decreased relative to the U.S. dollar amid news of a widening Current-Account deficit out of Korea. Further gains were experienced during October and November from newly established short positions in the euro, British pound, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned "flight-to-quality". Meanwhile, gains were experienced throughout the fourth quarter from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased after mounting fears of a global economic recession prompted investors to sell higher-yielding assets funded by loans in Japan.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

                                     [CHART]

                                  Year ended December 31, 2008
                                  ----------------------------
Currencies                                  1.26%
Global Interest Rates                       5.40%
Global Stock Indices                        0.86%
Energies                                   -0.15%
Metals                                     -0.58%
Agriculturals                               6.71%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced in the agricultural markets primarily during January, February, April, and June, from long futures positions in the soybean complex and corn as prices increased amid news that global production might drop, rising energy prices might boost demand for alternative biofuels, and severe floods in the U.S. Midwest had damaged crops. Elsewhere, long positions in cocoa futures also resulted in gains as prices rose throughout the first half of the year, as well as during November and December, on speculation that crops in the Ivory Coast, the world's largest cocoa producer, were developing more slowly than anticipated. Meanwhile, gains were recorded throughout the first half of the year from long positions in coffee futures as prices increased on worries regarding future supply from Brazil, the world's largest coffee producer. Further gains were experienced from long positions in sugar futures as prices moved higher throughout the first half of the year due to ongoing supply concerns.

.. Within the global interest rate sector, gains were recorded throughout a majority of the year from long positions in U.S. and European fixed-income futures as prices moved higher amid a worldwide "flight-to-quality" due to a drop in the global equity markets and worries regarding the fundamental health of the global financial system.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

.. Additional gains were recorded in the currency markets during February, March, and May from long positions in the Australian dollar, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first six months of the year amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Further gains were experienced during October and November from short positions in the South African rand, Australian dollar, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned "flight-to-quality". Additional gains were achieved in December from newly established long positions in the euro and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after the U.S. Federal Reserve cut its benchmark interest rate to an unprecedented target range of 0% to 0.25%.

.. Lastly, gains were achieved in the global stock index sector during February, March, and June from short positions in U.S., British, and Japanese equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were recorded during September and October as equity prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system might not prevent a global recession.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were experienced in the metals markets primarily during March, April, May, July, September, and October from long futures positions in zinc and nickel as prices declined on concerns that slowing economic growth might erode demand for base metals. Meanwhile, long positions in palladium and platinum resulted in additional losses as prices dropped during the third quarter due to a sharp rise in the value of the U.S. dollar.

.. Lastly, losses were incurred within the energy sector primarily during the third quarter from long futures positions in crude oil as prices moved lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Elsewhere, further losses were experienced from long positions in natural gas futures as prices decreased sharply in July amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Finally, newly established short futures positions in natural gas resulted in losses during August as prices reversed higher during the latter half of July on concerns that Hurricane Gustav might threaten oil production in the Gulf of Mexico.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

                                     [CHART]

                                  Year ended December 31, 2008
                                  ----------------------------
Currencies                                   4.25%
Global Interest Rates                        3.15%
Global Stock Indices                         6.71%
Energies                                     4.86%
Metals                                       0.94%
Agriculturals                                1.65%



Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index markets during January, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were recorded during September and October as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system might not prevent a global recession.

.. Within the energy sector, gains were experienced throughout a majority of the first half of the year from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Additional gains were recorded during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown might erode energy demand.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

.. Within the currency sector, gains were achieved, primarily during February, March, May, and June, from short positions in the U.S. dollar versus the euro and Mexican peso as the value of the U.S. dollar weakened against most of its major rivals during the first six months of the year amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Further gains were experienced during October and November from newly established short positions in the British pound versus the U.S. dollar as the value of the U.S. dollar moved higher in tandem with rising U.S. dollar-denominated Treasury bonds amid a "flight-to-quality". Additionally, the value of the British pound fell on estimates that the U.K. economy might contract significantly in 2009.

.. Further gains were achieved in the global interest rate sector primarily during January, February, August, October, November, and December from long positions in U.S., Australian, and Canadian fixed-income futures as prices moved higher in a worldwide "flight-to-quality" following the aforementioned drop in the global equity markets, as well as worries regarding the fundamental health of the global economy and financial system.

.. Additional gains were experienced in the agricultural complex from long positions in cocoa futures primarily during January, February, April, and June as prices moved higher amid supply disruptions in the Ivory Coast, the world's largest cocoa producer. Meanwhile, short futures positions in live cattle and lean hogs resulted in gains primarily during February, March, and October as prices declined amid rising supplies and growing concerns that slowing global economic growth might reduce demand. Elsewhere, gains were experienced, primarily during January, February, April, and June, from long positions in corn futures as prices moved higher on supply concerns and rising demand for alternative biofuels.

.. Lastly, gains were experienced in the metals markets primarily during September, October, November, and December from short futures positions in aluminum and zinc as prices declined amid worries that a global economic recession might erode demand for base metals. Elsewhere, gains were recorded, primarily during January and February, from long positions in gold and silver futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further "safe haven" buying because of weakness in global equity markets.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2008.

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

/s/ Walter Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Christian M. Angstadt
Christian M. Angstadt
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 30, 2009

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited the internal control over financial reporting of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships") as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

  In our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Partnerships and our report dated March 20, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 30, 2009

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), including the condensed schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. at December 31, 2008 and 2007, and the results of their operations, their changes in partners' capital, and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnerships modified their classification of cash within the 2006 statements of cash flows to conform to 2007 and 2008 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnerships' internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009 expressed an unqualified opinion on the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 30, 2009

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                   -------------------------
                                                       2008          2007
                                                   ------------  -----------
                                                        $             $
                                    ASSETS
  Trading Equity:
   Unrestricted cash                                 92,837,025  110,971,546
   Restricted cash                                      640,778    2,985,523
                                                   ------------  -----------
     Total Cash                                      93,477,803  113,957,069
                                                   ------------  -----------

   Net unrealized loss on open contracts (MS&Co.)      (403,907)  (1,397,223)
                                                   ------------  -----------

  Options purchased (premiums paid $45,729 and
   $29,116, respectively)                                   251       14,874
                                                   ------------  -----------
     Total Trading Equity                            93,074,147  112,574,720
  Interest receivable (MS&Co.)                              619      228,618
  Subscriptions receivable                              --           490,292
                                                   ------------  -----------
     Total Assets                                    93,074,766  113,293,630
                                                   ============  ===========

                      LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                 4,139,379    4,968,209
  Accrued brokerage fees (MS&Co.)                       356,847      436,938
  Accrued management fees                               155,151      189,973
  Options written (premiums received $24,780 and
   $217,974, respectively)                                  251      370,766
                                                   ------------  -----------
     Total Liabilities                                4,651,628    5,965,886
                                                   ------------  -----------
  PARTNERS' CAPITAL
  Limited Partners (7,843,447.630 and
   10,795,995.838 Units, respectively)               87,533,608  106,178,308
  General Partner (79,706.343 and
   116,872,343 Units, respectively)                     889,530    1,149,436
                                                   ------------  -----------
     Total Partners' Capital                         88,423,138  107,327,744
                                                   ------------  -----------
     Total Liabilities and Partners' Capital         93,074,766  113,293,630
                                                   ============  ===========
  NET ASSET VALUE PER UNIT                                11.16         9.84
                                                   ============  ===========

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                ---------------------------------------------
                                    2008            2007            2006
                                -------------  --------------  --------------
                                      $               $               $
 INVESTMENT INCOME
  Interest income (MS&Co.)          1,120,873       4,909,004       6,632,240
                                -------------  --------------  --------------

 EXPENSES
  Brokerage fees (MS&Co.)           4,550,496       6,410,711       8,151,647
  Management fees                   1,978,477       2,787,267       3,544,196
  Incentive fee                       355,472        --              --
                                -------------  --------------  --------------
    Total Expenses                  6,884,445       9,197,978      11,695,843
                                -------------  --------------  --------------

 NET INVESTMENT LOSS               (5,763,572)     (4,288,974)     (5,063,603)
                                -------------  --------------  --------------

 TRADING RESULTS
 Trading profit (loss):
  Realized                         17,155,471      (9,603,925)     (1,843,404)
  Net change in unrealized          1,139,401      (6,098,290)     (1,668,161)
                                -------------  --------------  --------------
    Total Trading Results          18,294,872     (15,702,215)     (3,511,565)
                                -------------  --------------  --------------

 NET INCOME (LOSS)                 12,531,300     (19,991,189)     (8,575,168)
                                =============  ==============  ==============

 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                  12,396,509     (19,782,415)     (8,482,159)
 General Partner                      134,791        (208,774)        (93,009)

 NET INCOME (LOSS) PER UNIT:
 Limited Partners                        1.32           (1.54)          (0.40)
 General Partner                         1.32           (1.54)          (0.40)

                                    UNITS           UNITS           UNITS
                                -------------  --------------  --------------
 WEIGHTED AVERAGE NUMBER
  OF UNITS OUTSTANDING          9,457,649.181  12,853,813.902  16,060,812.779

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                        ---------------------
                                                           2008       2007
                                                        ---------- ----------
                                                            $          $
                                    ASSETS
  Trading Equity:
   Unrestricted cash                                    29,138,620 30,786,525
   Restricted cash                                         212,233  3,622,932
                                                        ---------- ----------
     Total Cash                                         29,350,853 34,409,457
                                                        ---------- ----------

   Net unrealized gain on open contracts (MS&Co.)        2,560,293    981,749
   Net unrealized gain (loss) on open contracts (MSIP)     349,094    (27,480)
                                                        ---------- ----------
     Total net unrealized gain on open contracts         2,909,387    954,269
                                                        ---------- ----------

  Options purchased (premiums paid $0 and $10,871,
   respectively)                                            --          5,592
                                                        ---------- ----------
     Total Trading Equity                               32,260,240 35,369,318
  Interest receivable (MS&Co.)                                 274     90,968
  Subscriptions receivable                                  --         48,065
                                                        ---------- ----------
     Total Assets                                       32,260,514 35,508,351
                                                        ========== ==========

                       LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                    1,568,189    415,302
  Accrued incentive fee                                    158,261     --
  Accrued brokerage fees (MS&Co.)                          118,274    136,898
  Accrued management fees                                   38,315     44,641
                                                        ---------- ----------
     Total Liabilities                                   1,883,039    596,841
                                                        ---------- ----------
  PARTNERS' CAPITAL
  Limited Partners (1,718,093.175 and
   2,209,862.669 Units, respectively)                   30,071,901 34,537,771
  General Partner (17,458.331 and
   23,913.331 Units, respectively)                         305,574    373,739
                                                        ---------- ----------
     Total Partners' Capital                            30,377,475 34,911,510
                                                        ---------- ----------
     Total Liabilities and Partners' Capital            32,260,514 35,508,351
                                                        ========== ==========
  NET ASSET VALUE PER UNIT                                   17.50      15.63
                                                        ========== ==========

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------
                                     2008           2007           2006
                                 -------------  -------------  -------------
                                       $              $              $
  INVESTMENT INCOME
   Interest income (MS&Co.)            445,255      1,712,782      2,044,009
                                 -------------  -------------  -------------

  EXPENSES
   Brokerage fees (MS&Co.)           1,449,871      1,733,526      1,987,699
   Incentive fee                       789,211        --             --
   Management fees                     497,142        478,507        540,137
                                 -------------  -------------  -------------
     Total Expenses                  2,736,224      2,212,033      2,527,836
                                 -------------  -------------  -------------

  NET INVESTMENT LOSS               (2,290,969)      (499,251)      (483,827)
                                 -------------  -------------  -------------

  TRADING RESULTS
  Trading profit (loss):
   Realized                          3,668,920        784,684        981,659
   Net change in unrealized          1,960,397       (242,776)       589,128
                                 -------------  -------------  -------------
     Total Trading Results           5,629,317        541,908      1,570,787
                                 -------------  -------------  -------------

  NET INCOME                         3,338,348         42,657      1,086,960
                                 =============  =============  =============

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                   3,300,034         43,079      1,074,038
  General Partner                       38,314           (422)        12,922

  NET INCOME PER UNIT:
  Limited Partners                        1.87           0.03           0.37
  General Partner                         1.87           0.03           0.37

                                     UNITS          UNITS          UNITS
                                 -------------  -------------  -------------
  WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING          2,018,745.064  2,409,953.413  2,765,969.544

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2008        2007
                                                      ----------- -----------
                                                          $           $
                                    ASSETS
   Trading Equity:
    Unrestricted cash                                 601,638,653 475,137,768
    Restricted cash                                     8,756,170  44,662,254
                                                      ----------- -----------
      Total Cash                                      610,394,823 519,800,022
                                                      ----------- -----------

    Net unrealized gain on open contracts (MS&Co.)     19,905,581   8,888,890
    Net unrealized gain on open contracts (MSIP)        6,140,183     773,528
                                                      ----------- -----------
      Total net unrealized gain on open contracts      26,045,764   9,662,418
                                                      ----------- -----------

   Options purchased (premiums paid $0 and $378,156,
    respectively)                                         --          324,788
                                                      ----------- -----------
      Total Trading Equity                            636,440,587 529,787,228
   Interest receivable (MS&Co.)                             4,300   1,063,195
   Subscriptions receivable                               --        3,061,382
                                                      ----------- -----------
      Total Assets                                    636,444,887 533,911,805
                                                      =========== ===========
                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                 23,861,804   7,030,875
   Accrued brokerage fees (MS&Co.)                      3,093,914   2,636,618
   Accrued incentive fees                               2,429,055      16,603
   Accrued management fees                              1,175,736   1,049,154
                                                      ----------- -----------
      Total Liabilities                                30,560,509  10,733,250
                                                      ----------- -----------
   PARTNERS' CAPITAL
   Limited Partners (14,700,689.307 and
    16,562,641.240 Units, respectively)               599,790,920 517,496,723
   General Partner (149,348.769 and
    181,848.769 Units, respectively)                    6,093,458   5,681,832
                                                      ----------- -----------
      Total Partners' Capital                         605,884,378 523,178,555
                                                      ----------- -----------
      Total Liabilities and Partners' Capital         636,444,887 533,911,805
                                                      =========== ===========
   NET ASSET VALUE PER UNIT                                 40.80       31.24
                                                      =========== ===========

STATEMENTS OF OPERATIONS

                                     FOR THE YEARS ENDED DECEMBER 31,
                              ----------------------------------------------
                                   2008            2007            2006
                              --------------  --------------  --------------
                                     $               $               $
  INVESTMENT INCOME
   Interest income (MS&Co.)        6,206,206      18,812,196      20,639,273
                              --------------  --------------  --------------

  EXPENSES
   Brokerage fees (MS&Co.)        34,013,929      31,522,666      32,847,913
   Incentive fees                 17,391,827       1,066,450        --
   Management fees                13,376,153      13,731,691      15,437,482
                              --------------  --------------  --------------
     Total Expenses               64,781,909      46,320,807      48,285,395
                              --------------  --------------  --------------

  NET INVESTMENT LOSS            (58,575,703)    (27,508,611)    (27,646,122)
                              --------------  --------------  --------------

  TRADING RESULTS
  Trading profit (loss):
   Realized                      195,783,856      67,781,315      64,987,687
   Net change in unrealized       16,436,714      (2,352,561)     (6,224,193)
                              --------------  --------------  --------------
     Total Trading Results       212,220,570      65,428,754      58,763,494
                              --------------  --------------  --------------

  NET INCOME                     153,644,867      37,920,143      31,117,372
                              ==============  ==============  ==============

  NET INCOME ALLOCATION:
  Limited Partners               151,981,698      37,498,154      30,776,254
  General Partner                  1,663,169         421,989         341,118

  NET INCOME PER UNIT:
  Limited Partners                      9.56            2.18            1.61
  General Partner                       9.56            2.18            1.61

                                   UNITS           UNITS           UNITS
                              --------------  --------------  --------------
  WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING       15,802,082.028  17,899,555.783  19,024,271.988

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2008        2007
                                                      ----------- -----------
                                                          $           $
                                    ASSETS
  Investment in BHM I, LLC (cost $75,551,419 and $0,
   respectively)                                       90,392,390     --
  Trading Equity:
   Unrestricted cash                                  113,863,847 178,248,988
   Restricted cash                                      2,175,923  27,652,056
                                                      ----------- -----------
     Total Cash                                       116,039,770 205,901,044
                                                      ----------- -----------
   Net unrealized gain on open contracts (MS&Co.)         391,494   9,057,511
   Net unrealized gain on open contracts (MSIP)         1,613,170     835,498
                                                      ----------- -----------
     Total net unrealized gain on open contracts        2,004,664   9,893,009
                                                      ----------- -----------

  Options purchased (premiums paid $1,144,180 and
   $836,806, respectively)                                790,178     695,481
                                                      ----------- -----------
     Total Trading Equity                             209,227,002 216,489,534
  Receivable from Investment in BHM I, LLC             15,894,480          --
  Interest receivable (MS&Co.)                              1,470     421,265
  Subscriptions receivable                                --        3,398,937
                                                      ----------- -----------
     Total Assets                                     225,122,952 220,309,736
                                                      =========== ===========

                      LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                   8,467,774   2,892,540
  Accrued brokerage fees (MS&Co.)                       1,087,473   1,051,799
  Accrued management fees                                 508,977     420,720
  Options written (premiums received $344,612 and
   $631,414, respectively)                                201,784     314,263
  Accrued incentive fee                                   --          102,353
                                                      ----------- -----------
     Total Liabilities                                 10,266,008   4,781,675
                                                      ----------- -----------
  PARTNERS' CAPITAL
  Limited Partners (11,299,103.992 and
   11,838,347.676 Units, respectively)                212,696,497 213,167,590
  General Partner (114,769.692 and
   131,089.692 Units, respectively)                     2,160,447   2,360,471
                                                      ----------- -----------
     Total Partners' Capital                          214,856,944 215,528,061
                                                      ----------- -----------
     Total Liabilities and Partners' Capital          225,122,952 220,309,736
                                                      =========== ===========
  NET ASSET VALUE PER UNIT                                  18.82       18.01
                                                      =========== ===========

STATEMENTS OF OPERATIONS

                                               FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------
                                             2008            2007            2006
                                        --------------  --------------  --------------
                                               $               $               $
INVESTMENT INCOME
 Interest income (MS&Co.)                    2,333,858       7,376,760       6,908,530
                                        --------------  --------------  --------------

EXPENSES
 Brokerage fees (MS&Co.)                    12,935,032      12,796,668      11,319,725
 Management fees                             5,908,748       5,908,989       5,266,764
 Incentive fees                              3,578,609         698,113       5,369,200
                                        --------------  --------------  --------------
   Total Expenses                           22,422,389      19,403,770      21,955,689
                                        --------------  --------------  --------------

NET INVESTMENT LOSS                        (20,088,531)    (12,027,010)    (15,047,159)
                                        --------------  --------------  --------------

TRADING RESULTS
Trading profit (loss):
 Realized                                   10,690,368      29,589,963      47,204,725
 Net change in unrealized                    3,575,155      (6,993,476)      3,494,707
 Realized gain on investments in BHM
  I, LLC                                       966,654        --              --
 Unrealized appreciation on investment
  in BHM I, LLC                             14,840,971        --              --
                                        --------------  --------------  --------------
   Total Trading Results                    30,073,148      22,596,487      50,699,432
                                        --------------  --------------  --------------

NET INCOME                                   9,984,617      10,569,477      35,652,273
                                        ==============  ==============  ==============

NET INCOME ALLOCATION:
Limited Partners                             9,880,297      10,454,002      35,264,632
General Partner                                104,320         115,475         387,641

NET INCOME PER UNIT:
Limited Partners                                  0.81            0.86            2.97
General Partner                                   0.81            0.86            2.97

                                             UNITS           UNITS           UNITS
                                        --------------  --------------  --------------
WEIGHTED AVERAGE NUMBER
 OF UNITS OUTSTANDING                   11,773,848.462  12,190,131.832  11,970,089.149

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2008            2007
                                                      ------------    -----------
                                                           $               $
                                    ASSETS
Trading Equity:
 Unrestricted cash                                     517,758,117    522,722,048
 Restricted cash                                        14,196,776     55,361,402
                                                      ------------    -----------
   Total Cash                                          531,954,893    578,083,450
                                                      ------------    -----------

 Net unrealized gain on open contracts (MS&Co.)         15,350,275     12,298,603

 Net unrealized gain (loss) on open contracts (MSIP)     1,415,128     (1,087,475)
                                                      ------------    -----------
   Total net unrealized gain on open contracts          16,765,403     11,211,128
                                                      ------------    -----------

Options purchased (premiums paid $47,381 and
 $292,731, respectively)                                    26,406        219,718
                                                      ------------    -----------
   Total Trading Equity                                548,746,702    589,514,296
Interest receivable (MS&Co.)                                 3,818      1,201,347
Subscriptions receivable                                   --           2,762,267
                                                      ------------    -----------
   Total Assets                                        548,750,520    593,477,910
                                                      ============    ===========
                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                     23,445,292     10,327,244
Accrued brokerage fees (MS&Co.)                          2,664,925      2,938,634
Accrued management fees                                    989,046        955,056
Accrued incentive fees                                     691,074        261,283
Options written (premiums received $170,031 and
 $164,046, respectively)                                   150,636         96,035
                                                      ------------    -----------
   Total Liabilities                                    27,940,973     14,578,252
                                                      ------------    -----------
PARTNERS' CAPITAL
Limited Partners (22,657,223.480 and
 28,313,523.854 Units, respectively)                   515,570,112    572,620,026
General Partner (230,252.001 and
 310,500.001 Units, respectively)                        5,239,435      6,279,632
                                                      ------------    -----------
   Total Partners' Capital                             520,809,547    578,899,658
                                                      ------------    -----------
   Total Liabilities and Partners' Capital             548,750,520    593,477,910
                                                      ============    ===========
NET ASSET VALUE PER UNIT                                     22.76          20.22
                                                      ============    ===========

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                ----------------------------------------------
                                     2008            2007            2006
                                --------------  --------------  --------------
                                       $               $               $
 INVESTMENT INCOME
  Interest income (MS&Co.)           6,519,455      25,152,633      27,915,330
                                --------------  --------------  --------------

 EXPENSES
  Brokerage fees (MS&Co.)           34,167,890      41,846,536      44,839,676
  Management fees                   12,727,391      18,228,175      19,618,375
  Incentive fees                    11,646,915       5,585,417       6,762,802
                                --------------  --------------  --------------
    Total Expenses                  58,542,196      65,660,128      71,220,853
  Management fee waived               --            (1,306,736)       --
                                --------------  --------------  --------------
    Net Expenses                    58,542,196      64,353,392      71,220,853
                                --------------  --------------  --------------

 NET INVESTMENT LOSS               (52,022,741)    (39,200,759)    (43,305,523)
                                --------------  --------------  --------------

 TRADING RESULTS
 Trading profit (loss):
  Realized                         114,853,874     (43,428,101)     72,013,693
  Net change in unrealized           5,557,697     (20,612,964)      9,754,954
                                --------------  --------------  --------------
    Total Trading Results          120,411,571     (64,041,065)     81,768,647
                                --------------  --------------  --------------

 NET INCOME (LOSS)                  68,388,830    (103,241,824)     38,463,124
                                ==============  ==============  ==============

 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                   67,638,716    (102,064,643)     38,047,099
 General Partner                       750,114      (1,177,181)        416,025

 NET INCOME (LOSS) PER UNIT:
 Limited Partners                         2.54           (3.35)           1.21
 General Partner                          2.54           (3.35)           1.21

                                     UNITS           UNITS           UNITS
                                --------------  --------------  --------------
 WEIGHTED AVERAGE NUMBER
  OF UNITS OUTSTANDING          26,059,402.181  30,918,611.010  32,179,375.785

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER      TOTAL
                        --------------  -----------  ---------  -----------
                                             $           $           $
    Partners' Capital,
    December 31, 2005   17,703,228.857  206,199,270  2,287,487  208,486,757
    Offering of Units    1,518,069.025   16,510,816      --      16,510,816
    Net loss                  --         (8,482,159)   (93,009)  (8,575,168)
    Redemptions         (4,893,969.713) (52,924,163)  (448,906) (53,373,069)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006   14,327,328.169  161,303,764  1,745,572  163,049,336
    Offering of Units      612,283.271    6,526,442      --       6,526,442
    Net loss                  --        (19,782,415)  (208,774) (19,991,189)
    Redemptions         (4,026,743.259) (41,869,483)  (387,362) (42,256,845)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007   10,912,868.181  106,178,308  1,149,436  107,327,744
    Offering of Units      442,658.625    4,701,294      --       4,701,294
    Net income                --         12,396,509    134,791   12,531,300
    Redemptions         (3,432,372.833) (35,742,503)  (394,697) (36,137,200)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2008    7,923,153.973   87,533,608    889,530   88,423,138
                        ==============  ===========  =========  ===========

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                            UNITS OF
                           PARTNERSHIP    LIMITED     GENERAL
                            INTEREST      PARTNERS    PARTNER     TOTAL
                          -------------  ----------  --------  ----------
                                             $           $          $
      Partners' Capital,
      December 31, 2005   2,911,426.480  43,870,162   481,664  44,351,826
      Offering of Units     258,442.402   4,021,015     --      4,021,015
      Net income                --        1,074,038    12,922   1,086,960
      Redemptions          (582,872.338) (9,047,541)  (54,940) (9,102,481)
                          -------------  ----------  --------  ----------
      Partners' Capital,
      December 31, 2006   2,586,996.544  39,917,674   439,646  40,357,320
      Offering of Units     186,872.225   2,900,452     --      2,900,452
      Net income (loss)         --           43,079      (422)     42,657
      Redemptions          (540,092.769) (8,323,434)  (65,485) (8,388,919)
                          -------------  ----------  --------  ----------
      Partners' Capital,
      December 31, 2007   2,233,776.000  34,537,771   373,739  34,911,510
      Offering of Units     130,955.133   2,053,979     --      2,053,979
      Net income                --        3,300,034    38,314   3,338,348
      Redemptions          (629,179.627) (9,819,883) (106,479) (9,926,362)
                          -------------  ----------  --------  ----------
      Partners' Capital,
      December 31, 2008   1,735,551.506  30,071,901   305,574  30,377,475
                          =============  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                         UNITS OF
                        PARTNERSHIP     LIMITED       GENERAL
                         INTEREST       PARTNERS      PARTNER       TOTAL
                      --------------  ------------  ----------  ------------
                                           $             $            $
  Partners' Capital,
  December 31, 2005   19,420,800.627   527,198,790   5,803,552   533,002,342
  Offering of Units    2,664,130.689    76,905,995      --        76,905,995
  Net income                --          30,776,254     341,118    31,117,372
  Redemptions         (3,382,083.310)  (97,213,195)   (290,029)  (97,503,224)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2006   18,702,848.006   537,667,844   5,854,641   543,522,485
  Offering of Units    1,690,719.727    49,551,232      --        49,551,232
  Net income                --          37,498,154     421,989    37,920,143
  Redemptions         (3,649,077.724) (107,220,507)   (594,798) (107,815,305)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2007   16,744,490.009   517,496,723   5,681,832   523,178,555
  Offering of Units    2,122,702.631    78,579,397      --        78,579,397
  Net income                --         151,981,698   1,663,169   153,644,867
  Redemptions         (4,017,154.564) (148,266,898) (1,251,543) (149,518,441)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2008   14,850,038.076   599,790,920   6,093,458   605,884,378
                      ==============  ============  ==========  ============

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER      TOTAL
                        --------------  -----------  ---------  -----------
                                             $           $           $
    Partners' Capital,
    December 31, 2005   11,964,888.723  167,774,452  1,851,286  169,625,738
    Offering of Units    2,517,218.118   40,403,751      --      40,403,751
    Net income                --         35,264,632    387,641   35,652,273
    Redemptions         (2,264,477.459) (36,204,698)     --     (36,204,698)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006   12,217,629.382  207,238,137  2,238,927  209,477,064
    Offering of Units    2,157,683.821   37,689,397    120,000   37,809,397
    Net income                --         10,454,002    115,475   10,569,477
    Redemptions         (2,405,875.835) (42,213,946)  (113,931) (42,327,877)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007   11,969,437.368  213,167,590  2,360,471  215,528,061
    Offering of Units    2,162,673.125   39,440,651      --      39,440,651
    Net income                --          9,880,297    104,320    9,984,617
    Redemptions         (2,718,236.809) (49,792,041)  (304,344) (50,096,385)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2008   11,413,873.684  212,696,497  2,160,447  214,856,944
                        ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                         UNITS OF
                        PARTNERSHIP     LIMITED       GENERAL
                         INTEREST       PARTNERS      PARTNER       TOTAL
                      --------------  ------------  ----------  ------------
                                           $             $            $
  Partners' Capital,
  December 31, 2005   32,346,933.835   715,669,731   7,746,362   723,416,093
  Offering of Units    5,449,636.682   127,236,707      --       127,236,707
  Net income                --          38,047,099     416,025    38,463,124
  Redemptions         (5,680,770.401) (132,294,966)     --      (132,294,966)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2006   32,115,800.116   748,658,571   8,162,387   756,820,958
  Offering of Units    2,927,214.256    65,566,835      --        65,566,835
  Net loss                  --        (102,064,643) (1,177,181) (103,241,824)
  Redemptions         (6,418,990.517) (139,540,737)   (705,574) (140,246,311)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2007   28,624,023.855   572,620,026   6,279,632   578,899,658
  Offering of Units    2,124,231.354    46,288,957      --        46,288,957
  Net income                --          67,638,716     750,114    68,388,830
  Redemptions         (7,860,779.728) (170,977,587) (1,790,311) (172,767,898)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2008   22,887,475.481   515,570,112   5,239,435   520,809,547
                      ==============  ============  ==========  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                            2008            2007         2006
                                        ------------    -----------  -----------
                                             $               $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                         12,531,300    (19,991,189)  (8,575,168)
Noncash item included in net
 income (loss):
  Net change in unrealized                (1,139,401)     6,098,290    1,668,161
(Increase) decrease in operating
 assets:
  Restricted cash                          2,344,745     (1,708,523)    (601,000)
  Net premiums paid for options
   purchased                                 (16,613)       (29,116)      --
  Interest receivable (MS&Co.)               227,999        332,133         (768)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)            (80,091)      (189,243)    (235,950)
  Accrued management fees                    (34,822)       (82,280)    (102,587)
  Net premiums received for
   options written                          (193,194)       217,974       --
                                        ------------    -----------  -----------
Net cash provided by (used for)
 operating activities                     13,639,923    (15,351,954)  (7,847,312)
                                        ------------    -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units       5,191,586      6,795,366   17,106,804
Cash paid for redemptions of Units       (36,966,030)   (41,931,983) (55,076,000)
                                        ------------    -----------  -----------
Net cash used for financing activities   (31,774,444)   (35,136,617) (37,969,196)
                                        ------------    -----------  -----------

Net decrease in unrestricted cash        (18,134,521)   (50,488,571) (45,816,508)

Unrestricted cash at beginning
 of period                               110,971,546    161,460,117  207,276,625
                                        ------------    -----------  -----------

Unrestricted cash at end of period        92,837,025    110,971,546  161,460,117
                                        ============    ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              2008        2007        2006
                                           ----------  ----------  ----------
                                               $           $           $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income                                 3,338,348      42,657   1,086,960
 Noncash item included in net income:
   Net change in unrealized                (1,960,397)    242,776    (589,128)
 (Increase) decrease in operating assets:
   Restricted cash                          3,410,699    (208,237)   (835,091)
   Net premiums paid for options
    purchased                                  10,871     (10,871)     --
   Interest receivable (MS&Co.)                90,694      88,255     (30,183)
 Increase (decrease) in operating
  liabilities:
   Accrued incentive fee                      158,261      --          --
   Accrued brokerage fees (MS&Co.)            (18,624)    (21,829)    (13,249)
   Accrued management fees                     (6,326)      1,509      (3,601)
                                           ----------  ----------  ----------
 Net cash provided by (used for)
  operating activities                      5,023,526     134,260    (384,292)
                                           ----------  ----------  ----------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering of Units       2,102,044   3,077,352   4,092,049
 Cash paid for redemptions of Units        (8,773,475) (8,892,895) (9,034,848)
                                           ----------  ----------  ----------
 Net cash used for financing activities    (6,671,431) (5,815,543) (4,942,799)
                                           ----------  ----------  ----------

 Net decrease in unrestricted cash         (1,647,905) (5,681,283) (5,327,091)

 Unrestricted cash at beginning
  of period                                30,786,525  36,467,808  41,794,899
                                           ----------  ----------  ----------

 Unrestricted cash at end of period        29,138,620  30,786,525  36,467,808
                                           ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                         2008          2007          2006
                                     ------------  ------------  ------------
                                          $             $             $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income                           153,644,867    37,920,143    31,117,372
 Noncash item included in net
  income:
   Net change in unrealized           (16,436,714)    2,352,561     6,224,193
 (Increase) decrease in operating
  assets:
   Restricted cash                     35,906,084    20,963,191   (13,525,098)
   Net premiums paid for options
    purchased                             378,156      (378,156)      --
   Interest receivable (MS&Co.)         1,058,895       795,211      (440,959)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees (MS&Co.)        457,296       (91,234)       (2,220)
   Accrued incentive fees               2,412,452        16,603       --
   Accrued management fees                126,582      (147,338)      (99,004)
                                     ------------  ------------  ------------
 Net cash provided by operating
  activities                          177,547,618    61,430,981    23,274,284
                                     ------------  ------------  ------------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering
  of Units                             81,640,779    51,215,560    76,635,498
 Cash paid for redemptions of Units  (132,687,512) (108,773,406) (102,954,101)
                                     ------------  ------------  ------------
 Net cash used for financing
  activities                          (51,046,733)  (57,557,846)  (26,318,603)
                                     ------------  ------------  ------------

 Net increase (decrease) in
  unrestricted cash                   126,500,885     3,873,135    (3,044,319)

 Unrestricted cash at beginning
  of period                           475,137,768   471,264,633   474,308,952
                                     ------------  ------------  ------------

 Unrestricted cash at end of period   601,638,653   475,137,768   471,264,633
                                     ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                               2008            2007         2006
                                          -------------    -----------  -----------
                                                $               $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                                    9,984,617     10,569,477   35,652,273
Purchase of investment in
 BHM I, LLC                                 (88,387,201)        --           --
Proceeds from sale of investments            25,652,936         --           --
Noncash item included in
 net income:
  Net change in unrealized                   (3,575,155)     6,993,476   (3,494,707)
  Realized appreciation on
   investments in BHM I, LLC                   (966,654)        --           --
  Unrealized appreciation on
   investment in BHM I, LLC                 (14,840,971)        --           --
(Increase) decrease in operating assets:
  Restricted cash                            25,476,133     (6,668,409)   2,176,173
  Net premiums paid for options
   purchased                                   (307,374)       338,520   (1,015,373)
  Receivable from Investment in
   BHM I, LLC                               (15,894,480)        --           --
  Interest receivable (MS&Co.)                  419,795        249,073     (224,414)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)                35,674         27,335      186,906
  Accrued management fees                        88,257        (57,691)      97,384
  Net premiums received for options
   written                                     (286,802)       123,897      265,175
  Accrued incentive fees                       (102,353)       102,353   (1,704,356)
                                          -------------    -----------  -----------
Net cash provided by (used for)
 operating activities                       (62,703,578)    11,678,031   31,939,061
                                          -------------    -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units         42,839,588     37,012,006   39,153,750
Cash paid for redemptions of Units          (44,521,151)   (42,547,171) (37,607,869)
                                          -------------    -----------  -----------
Net cash provided by (used for)
 financing activities                        (1,681,563)    (5,535,165)   1,545,881
                                          -------------    -----------  -----------

Net increase (decrease) in
 unrestricted cash                          (64,385,141)     6,142,866   33,484,942

Unrestricted cash at beginning
 of period                                  178,248,988    172,106,122  138,621,180
                                          -------------    -----------  -----------

Unrestricted cash at end of period          113,863,847    178,248,988  172,106,122
                                          =============    ===========  ===========

SUPPLEMENTAL DISCLOSURE
 OF NON-CASH OPERATING
 ACTIVITY:
Non-Cash investment to BHM I, LLC         $  11,850,500
                                          =============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                         2008          2007          2006
                                     ------------  ------------  ------------
                                          $             $             $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income (loss)                     68,388,830  (103,241,824)   38,463,124
 Noncash item included in net
  income (loss):
   Net change in unrealized            (5,557,697)   20,612,964    (9,754,954)
 (Increase) decrease in operating
  assets:
   Restricted cash                     41,164,626    60,586,030    21,648,903
   Net premiums paid for options
    purchased                             245,350      (143,797)     (148,934)
   Interest receivable (MS&Co.)         1,197,529     1,337,147      (651,160)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees (MS&Co.)       (273,709)     (754,700)      (81,816)
   Accrued management fees                 33,990      (652,140)      (21,993)
   Accrued incentive fees                 429,791       261,283       --
   Net premiums received for
    options written                         5,985        77,485        86,561
                                     ------------  ------------  ------------
 Net cash provided by (used for)
  operating activities                105,634,695   (21,917,552)   49,539,731
                                     ------------  ------------  ------------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering
  of Units                             49,051,224    69,654,462   128,704,132
 Cash paid for redemptions
   of Units                          (159,649,850) (141,490,455) (143,586,833)
                                     ------------  ------------  ------------
 Net cash used for financing
  activities                         (110,598,626)  (71,835,993)  (14,882,701)
                                     ------------  ------------  ------------

 Net increase (decrease) in
  unrestricted cash                    (4,963,931)  (93,753,545)   34,657,030

 Unrestricted cash at beginning
  of period                           522,722,048   616,475,593   581,818,563
                                     ------------  ------------  ------------

 Unrestricted cash at end of period   517,758,117   522,722,048   616,475,593
                                     ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------            --------------- ------------- ---------------- ------------- --------------
                                                 $              %              $               %             $
2008 PARTNERSHIP NET ASSETS: $88,423,138
Foreign currency                              79,116          0.09          (613,982)        (0.69)       (534,866)
                                              ------          ----          --------         -----        --------
  Grand Total:                                79,116          0.09          (613,982)        (0.69)       (534,866)
                                              ======          ====          ========         =====
  Unrealized Currency Gain                                                                                 130,959
                                                                                                          --------
  Total Net Unrealized Loss                                                                               (403,907)
                                                                                                          ========

                                            FAIR VALUE      % OF NAV
                                          --------------- -------------
                                                 $              %
Options purchased on Futures Contacts           --             --
Options purchased on Forward Contracts           251           --
Options written on Futures Contracts            --             --
Options written on Forward Contracts            (251)          --

MORGAN STANLEY SPECTRUM CURRENCY L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007 (Continued)

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
                                                  $              %              $               %             $
2007 PARTNERSHIP NET ASSETS: $107,327,744
      Foreign currency                       (1,197,592)       (1.12)        (216,586)        (0.20)      (1,414,178)
                                             ----------        -----         --------         -----       ----------
        Grand Total:                         (1,197,592)       (1.12)        (216,586)        (0.20)      (1,414,178)
                                             ==========        =====         ========         =====
        Unrealized Currency Gain                                                                              16,955
                                                                                                          ----------
       Total Net Unrealized Loss                                                                          (1,397,223)
                                                                                                          ==========

                                               FAIR VALUE % OF NAV
                                               ---------- --------
                                                   $         %
       Options purchased on Futures Contracts      --        --
       Options purchased on Forward Contracts     14,874    0.01
       Options written on Futures Contracts        --        --
       Options written on Forward Contracts     (370,766)  (0.35)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                 GAIN       OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS      GAIN
------------------------------            --------------- ------------- ---------------- ------------- --------------
                                                 $              %              $               %             $
2008 PARTNERSHIP NET ASSETS: $30,377,475
      Commodity                                162,741        0.53          711,615          2.34          874,356
      Equity                                    23,152        0.08             (334)          --            22,818
      Foreign currency                         167,729        0.55           63,032          0.21          230,761
      Interest rate                          1,089,765        3.59             --             --         1,089,765
                                             ---------        ----          -------          ----        ---------
        Grand Total:                         1,443,387        4.75          774,313          2.55        2,217,700
                                             =========        ====          =======          ====
       Unrealized Currency Gain                                                                            691,687
                                                                                                         ---------
       Total Net Unrealized Gain                                                                         2,909,387
                                                                                                         =========

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007 (Continued)

                                          LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                 GAIN       OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS      GAIN
------------------------------            --------------- ------------- ---------------- ------------- --------------
                                                 $              %              $               %             $
2007 PARTNERSHIP NET ASSETS: $34,911,510
      Commodity                               470,579         1.35          (231,598)        (0.66)       238,981
      Equity                                   39,676         0.11            14,086          0.04         53,762
      Foreign currency                         93,607         0.27           (81,613)        (0.23)        11,994
      Interest rate                            50,139         0.14             8,688          0.02         58,827
                                              -------         ----          --------         -----        -------
        Grand Total:                          654,001         1.87          (290,437)        (0.83)       363,564
                                              =======         ====          ========         =====
       Unrealized Currency Gain                                                                           590,705
                                                                                                          -------
       Total Net Unrealized Gain                                                                          954,269
                                                                                                          =======

                                               FAIR VALUE % OF NAV
                                               ---------- --------
                                                   $         %
       Options purchased on Futures Contracts     --         --
       Options purchased on Forward Contracts    5,592      0.02
       Options written on Futures Contracts       --         --
       Options written on Forward Contracts       --         --

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
                                                  $              %              $               %             $
2008 Partnership Net Assets: $605,884,378
      Commodity                                 838,755         0.14        11,613,498         1.92       12,452,253
      Equity                                    145,512         0.02           (39,608)       (0.01)         105,904
      Foreign currency                         (318,118)       (0.05)          453,250         0.07          135,132
      Interest rate                          14,885,639         2.46             2,078          --        14,887,717
                                             ----------        -----        ----------        -----       ----------
        Grand Total:                         15,551,788         2.57        12,029,218         1.98       27,581,006
                                             ==========        =====        ==========        =====
        Unrealized Currency Loss                                                                          (1,535,242)
                                                                                                          ----------
       Total Net Unrealized Gain                                                                          26,045,764
                                                                                                          ==========

MORGAN STANLEY SPECTRUM SELECT L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007 (Continued)

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
                                                  $              %              $               %             $
2007 PARTNERSHIP NET ASSETS: $523,178,555
      Commodity                               7,709,875         1.47         (680,641)        (0.13)       7,029,234
      Equity                                    217,470         0.04          753,313          0.14          970,783
      Foreign currency                       (2,792,089)       (0.53)       1,293,820          0.25       (1,498,269)
      Interest rate                           3,108,440         0.59          137,198          0.03        3,245,638
                                             ----------        -----        ---------         -----       ----------
        Grand Total:                          8,243,696         1.57        1,503,690          0.29        9,747,386
                                             ==========        =====        =========         =====
        Unrealized Currency Loss                                                                             (84,968)
                                                                                                          ----------
       Total Net Unrealized Gain                                                                           9,662,418
                                                                                                          ==========

                                               FAIR VALUE % OF NAV
                                               ---------- --------
                                                   $         %
       Options purchased on Futures Contracts     --         --
       Options purchased on Forward Contracts   324,788     0.06
       Options written on Futures Contracts       --         --
       Options written on Forward Contracts       --         --

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                  GAIN       OF NET ASSETS       LOSS       OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
                                                  $              %              $               %             $
2008 PARTNERSHIP NET ASSETS: $214,856,944
      Commodity                               1,854,894        0.86          (124,468)        (0.06)      1,730,426
      Equity                                     20,337        0.01           (16,805)        (0.01)          3,532
      Foreign currency                        1,089,344        0.51          (453,017)        (0.21)        636,327
      Interest rate                             426,800        0.20             --              --          426,800
                                              ---------        ----          --------         -----       ---------
        Grand Total:                          3,391,375        1.58          (594,290)        (0.28)      2,797,085
                                              =========        ====          ========         =====
        Unrealized Currency Loss                                                                           (792,421)
                                                                                                          ---------
       Total Net Unrealized Gain                                                                          2,004,664
                                                                                                          =========

                                               FAIR VALUE % OF NAV
                                               ---------- --------
                                                   $         %
       Options purchased on Futures Contracts      --        --
       Options purchased on Forward Contracts    790,178    0.37
       Options written on Futures Contracts        --        --
       Options written on Forward Contracts     (201,784)  (0.09)

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007 (Continued)

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
                                                  $              %              $               %             $
2007 PARTNERSHIP NET ASSETS: $215,528,061
      Commodity                               9,844,381         4.57          198,830          0.09       10,043,211
      Equity                                    385,124         0.18            --              --           385,124
      Foreign currency                         (419,220)       (0.19)        (963,091)        (0.45)      (1,382,311)
      Interest rate                           1,106,823         0.51         (129,982)        (0.06)         976,841
                                             ----------        -----         --------         -----       ----------
        Grand Total:                         10,917,108         5.07         (894,243)        (0.42)      10,022,865
                                             ==========        =====         ========         =====
        Unrealized Currency Loss                                                                            (129,856)
                                                                                                          ----------
       Total Net Unrealized Gain                                                                           9,893,009
                                                                                                          ==========

                                               FAIR VALUE % OF NAV
                                               ---------- --------
                                                   $         %
       Options purchased on Futures Contracts      --        --
       Options purchased on Forward Contracts    695,481    0.32
       Options written on Futures Contracts        --        --
       Options written on Forward Contracts     (314,263)  (0.15)


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                  GAIN       OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
                                                  $              %              $               %             $
2008 PARTNERSHIP NET ASSETS: $520,809,547
 Commodity                                      780,334         0.15           501,033         0.10        1,281,367
 Equity                                          16,503         0.00          (328,487)       (0.06)        (311,984)
 Foreign currency                             2,287,038         0.44        (2,652,344)       (0.51)        (365,306)
 Interest rate                               11,905,805         2.28           (96,679)       (0.02)      11,809,126
                                             ----------        -----        ----------        -----       ----------
   Grand Total:                              14,989,680         2.87        (2,576,477)       (0.49)      12,413,203
                                             ==========        =====        ==========        =====
   Unrealized Currency Gain                                                                                4,352,200
                                                                                                          ----------
   Total Net Unrealized Gain                                                                              16,765,403
                                                                                                          ==========

                                             FAIR VALUE        % NAV
                                           --------------- -------------
                                                  $              %
 Options purchased on Futures Contracts          --              --
 Options purchased on Forward Contracts          26,406         0.01
 Options written on Futures Contracts            --              --
 Options written on Forward Contracts          (150,636)       (0.03)

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007 (Continued)

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
                                                  $              %              $               %             $
2007 PARTNERSHIP NET ASSETS: $578,899,658
 Commodity                                    7,755,544         1.34         (145,413)        (0.02)       7,610,131
 Equity                                         823,775         0.14          427,342          0.07        1,251,117
 Foreign currency                            (2,366,832)       (0.41)        (653,532)        (0.11)      (3,020,364)
 Interest rate                                1,669,779         0.29         (147,183)        (0.03)       1,522,596
                                             ----------        -----         --------         -----       ----------
   Grand Total:                               7,882,266         1.36         (518,786)        (0.09)       7,363,480
                                             ==========        =====         ========         =====
   Unrealized Currency Gain                                                                                3,847,648
                                                                                                          ----------
   Total Net Unrealized Gain                                                                              11,211,128
                                                                                                          ==========

                                             FAIR VALUE      % OF NAV
                                           --------------- -------------
                                                  $              %
 Options purchased on Futures Contracts          --              --
 Options purchased on Forward Contracts         219,718         0.04
 Options written on Futures Contracts            --              --
 Options written on Forward Contracts           (96,035)       (0.02)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), Morgan Stanley Spectrum Strategic L.P. ("Spectrum Strategic"), and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The Partnerships may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of a Futures Interest or underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.
  Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The general partner of each Partnership is Demeter Management Corporation ("Demeter"). The commodity brokers for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). Spectrum Currency's commodity broker is MS&Co. MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.
  On January 1, 2008, the portion of Spectrum Strategic's assets which are managed by Blenheim Capital Management, L.L.C. ("Blenheim") were initially invested as capital in Morgan Stanley Managed Futures BHM I, LLC ("BHM I, LLC"). BHM I, LLC was formed in order to permit commodity pools operated by Demeter and managed by Blenheim to invest together in one trading vehicle and to promote efficiency and economy in the trading process. Demeter is the trading manager of BHM I, LLC. Spectrum Strategic's allocation to Blenheim is effected by investing substantially all of the capital that is allocated to Blenheim in BHM I, LLC. There is no material change to the investors as a result of the investment in BHM I, LLC.
  Effective February 29, 2008, Demeter terminated the management agreement by and among Demeter, Spectrum Global Balanced, and Cornerstone Quantitative Investment Group, Inc. ("Cornerstone"). Consequently, Cornerstone ceased all Futures Interests trading on behalf of Spectrum Global Balanced as of February 29, 2008.
  Effective February 29, 2008, Demeter terminated the management agreement by and among Demeter, Spectrum Strategic, and Cornerstone. Consequently, Cornerstone ceased all Futures Interests trading on behalf of Spectrum Strategic as of February 29, 2008.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. Monthly, MS&Co. pays each Partnership interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month on 80% of the funds on deposit with the commodity brokers at each month-end in the case of Spectrum Currency, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and on 100% of the funds on deposit in the case of Spectrum Global Balanced. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, the Partnerships may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

TRADING EQUITY. The Partnerships' asset "Trading Equity," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and with MS&Co. for Spectrum Currency, to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at fair value and calculated as the difference between original contract value and fair value; and for Partnerships which trade in options, (C) options purchased at fair value. Options written at fair value are recorded in "Liabilities."
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIP acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreement with MS&Co., as the counterparty on such contracts. The Partnerships have consistently applied their right to offset.

RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnerships' Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. The brokerage fees for Spectrum Currency and Spectrum Global Balanced are currently accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month.

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

CONTINUING OFFERING. Units of each Partnership were offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of each month. No selling commissions or charges related to the continuing offering of Units were paid by the limited partners or the Partnerships. MS&Co. paid all such costs. Effective December 1, 2008, the Partnerships no longer offered Units for purchase or exchange.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person first became a limited partner. The Request for Redemption must be delivered to a limited partner's local Morgan Stanley Branch Office in time for it to be forwarded and received by Demeter no later than 3:00 p.m., New York City time, on the last day of the month in which the redemption is to be effective. Redemptions must be made in whole Units, in a minimum amount of 50 Units required for each redemption, unless a limited partner is redeeming his entire interest in a Partnership.
  Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to MS&Co.

EXCHANGES. On the last day of the first month which occurred more than six months after a person first became a limited partner in any of the Partnerships, and at the end of each month thereafter, limited partners were able to exchange their Units among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges. Effective December 1, 2008, the Partnerships no longer offer Units for purchase or exchange.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnerships' profits.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes. The Partnerships file U.S. federal and state tax returns.

Management has continued to evaluate the application of Financial Accounting Standards Board (the "FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48), to the Partnerships, and has determined that FIN 48 does not have a material impact on the Partnerships' financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

DISSOLUTION OF THE PARTNERSHIPS. Spectrum Currency, Spectrum Global Balanced, Spectrum Strategic, and Spectrum Technical will terminate on December 31, 2035, and Spectrum Select will terminate on December 31, 2025, regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

RECLASSIFICATIONS. Certain 2006 amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2007 and 2008 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

NEW ACCOUNTING DEVELOPMENTS.   In March 2008, the FASB issued Statement of
Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnerships are currently evaluating the impact of the adoption of SFAS 161.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  In September 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standards ("FAS") No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 ("FSP FAS No. 133-1 and FIN 45-4"). FSP FAS No. 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Partnerships are currently evaluating the impact of adopting FSP FAS No. 133-1 and FIN 45-4.
  In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS No. 157-3"). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP FAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP FAS No. 157-3 did not have a material impact on the Partnerships' financial statements.

--------------------------------------------------------------------------------
2. INVESTMENT IN BHM I, LLC

Effective January 1, 2008, Spectrum Strategic invested a portion of its assets in BHM I, LLC. Spectrum Strategic's investment in BHM I, LLC represents approximately 42.07% of the net asset value of Spectrum Strategic at December 31, 2008.

  Summarized information for Spectrum Strategic's investment in BHM I, LLC as of December 31, 2008, is as follows:

              % OF
           PARTNERSHIP   FAIR       TOTAL    MANAGEMENT INCENTIVE ADMINISTRATIVE
INVESTMENT NET ASSETS    VALUE      INCOME      FEES      FEES         FEES
---------- ----------- ---------- ---------- ---------- --------- --------------
                %          $          $          $          $           $
  BHM I,
  LLC         42.07    90,392,390 15,807,625     --        --           --

  Spectrum Strategic's investment into BHM I, LLC does not pay any management, incentive, or administrative fee. Those fees are paid by Spectrum Strategic.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)



--------------------------------------------------------------------------------
3. RELATED PARTY TRANSACTIONS

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

--------------------------------------------------------------------------------
4. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2008 were as follows:

Morgan Stanley Spectrum Currency L.P.
  C-View International Limited ("C-View")
  DKR Fusion Management L.P. ("DKR")
  FX Concepts Trading Advisor, Inc. ("FX Concepts")
  John W. Henry & Company, Inc. ("JWH")
  Sunrise Capital Partners, LLC ("Sunrise")

Morgan Stanley Spectrum Global Balanced L.P.
  Altis Partners (Jersey) Limited ("Altis")
  C-View International Limited
  SSARIS Advisors, LLC ("SSARIS")

Morgan Stanley Spectrum Select L.P.
  Altis Partners (Jersey) Limited
  EMC Capital Management, Inc. ("EMC")
  Graham Capital Management, L.P. ("Graham")
  Northfield Trading L.P. ("Northfield")
  Rabar Market Research, Inc. ("Rabar")
  Sunrise Capital Management, Inc.

Morgan Stanley Spectrum Strategic L.P.
  Blenheim Capital Management, L.L.C. ("Blenheim")
  Eclipse Capital Management, Inc. ("Eclipse")
  FX Concepts Trading Advisor, Inc.

Morgan Stanley Spectrum Technical L.P.
  Aspect Capital Limited ("Aspect")

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Campbell & Company, Inc. ("Campbell")
  Chesapeake Capital Corporation ("Chesapeake")
  John W. Henry & Company, Inc.
  Rotella Capital Management, Inc. ("Rotella")
  Winton Capital Management Limited ("Winton")
  Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The management fee for Spectrum Currency is accrued at a rate of 1/6 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 2% annual rate).

  The management fee for Spectrum Global Balanced is accrued at a rate of 5/48 of 1% per month of Net Assets allocated to SSARIS on the first day of each month (a 1.25% annual rate), 1/12 of 1.25% per month of Net Assets allocated to Altis on the first day of each month (a 1.25% annual rate), and 1/6 of 1% per month of Net Assets allocated to C-View on the first day of each month (a 2% annual rate).
  Prior to August 1, 2008, Spectrum Global Balanced accrued management fees at a rate of 1/12 of 1.75% per month of Net Assets allocated to Altis on the first day of each month (a 1.75% annual rate).
  The management fee for Spectrum Select is accrued at a rate of 1/12 of 1.25% per month of Net Assets allocated to Altis on the first day of each month (a 1.25% annual rate), 1/6 of 1% per month of Net Assets allocated to Graham on the first day of each month (a 2% annual rate), 5/24 of 1% per month of Net Assets allocated to EMC and Rabar on the first day of each month (a 2.5% annual rate), and 1/4 of 1% per month of Net Assets allocated to Northfield and Sunrise on the first day of each month (a 3% annual rate).
  Prior to August 1, 2008, Spectrum Select accrued management fees at a rate of 1/12 of 1.75% per month of Net Assets allocated to Altis on the first day of each month (a 1.75% annual rate).
  The management fee for Spectrum Strategic is accrued at a rate of 1/6 of 1% per month of Net Assets allocated to FX Concepts on the first day of each month (a 2% annual rate), and 1/4 of 1% per month of Net Assets allocated to Blenheim and Eclipse on the first day of each month (a 3% annual rate).

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The management fee for Spectrum Technical is accrued at a rate of 1/6 of 1% per month of Net Assets allocated to Aspect, Chesapeake, JWH, Rotella, and Winton on the first day of each month (a 2% annual rate), and 1/4 of 1% per month of Net Assets allocated to Campbell on the first day of each month (a 3% annual rate).
  For the period of September 1, 2007, through December 31, 2007, Chesapeake waived the management fee it receives from Spectrum Technical. Effective January 1, 2008, Spectrum Technical pays Chesapeake a monthly management fee equal to 1/6 of 1% of its Net Assets allocated to Chesapeake on the first day of each month (a 2% annual rate). Prior to September 1, 2007, Spectrum Technical paid Chesapeake a monthly management fee equal to 1/4 of 1% of its Net Assets allocated to Chesapeake on the first day of each month (a 3% annual rate).

INCENTIVE FEE. Spectrum Currency pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month.
  Spectrum Global Balanced pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to SSARIS as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to Altis and C-View as of the end of each calendar month.
  Spectrum Select pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to Northfield and Sunrise as of the end of each calendar month, 17.5% of the trading profits experienced with respect to the Net Assets allocated to EMC and Rabar as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to Altis and Graham as of the end of each calendar month.
  Spectrum Strategic pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to Blenheim and Eclipse as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to FX Concepts as of the end of each calendar month.

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

  For all trading advisors with trading losses, no incentive fee is paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month's redemptions.

--------------------------------------------------------------------------------
5. FINANCIAL INSTRUMENTS
The Partnerships trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

  The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
(1)One or more underlying notional amounts or payment provisions;
(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)Terms require or permit net settlement.
  Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

SPECTRUM CURRENCY

                      NET UNREALIZED LOSSES
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------  -------------------
                             OFF-                             OFF-
                EXCHANGE-  EXCHANGE-              EXCHANGE- EXCHANGE-
           YEAR  TRADED     TRADED       TOTAL     TRADED    TRADED
           ---- --------- ----------  ----------  --------- ---------
                    $          $           $
           2008    --       (403,907)   (403,907)    --     Apr. 2009
           2007    --     (1,397,223) (1,397,223)    --     Mar. 2008

SPECTRUM GLOBAL BALANCED

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2008 2,853,299  56,088   2,909,387 Jun. 2010 Apr. 2009
             2007   898,616  55,653     954,269 Jun. 2009 Mar. 2008

SPECTRUM SELECT

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2008 27,202,139 (1,156,375) 26,045,764 Jun. 2010 Mar. 2009
           2007 10,381,304   (718,886)  9,662,418 Jun. 2009 Mar. 2008

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM STRATEGIC

                 NET UNREALIZED GAINS/(LOSSES)
                       ON OPEN CONTRACTS         LONGEST MATURITIES
                -------------------------------- -------------------
                              OFF-                           OFF-
                EXCHANGE-   EXCHANGE-            EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL    TRADED    TRADED
           ---- ---------- ----------  --------- --------- ---------
                    $           $          $
           2008  1,271,965    732,699  2,004,664 Jun. 2009 Mar. 2009
           2007 11,568,520 (1,675,511) 9,893,009 Dec. 2011 Nov. 2008

SPECTRUM TECHNICAL

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2008 16,274,500    490,903  16,765,403 Mar. 2012 Mar. 2009
           2007 14,510,132 (3,299,004) 11,211,128 Jun. 2010 Mar. 2008

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2008 and 2007, respectively, $32,204,152 and $35,308,073 for Spectrum Global Balanced, $637,596,962 and $530,181,326 for
Spectrum Select, $117,311,735 and $217,469,564 for Spectrum Strategic, and $548,229,393 and $592,593,582 for

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


Spectrum Technical. With respect to each Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnerships are at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnerships' and the counterparties' exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.
  In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market price (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1--unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2--inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3--unobservable inputs for the asset or liability (including the Partnership's own assumptions used in determining the fair value of investments).
  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnerships' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
  The Partnerships adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnerships' financial statements.
  The following tables summarize the valuation of each Partnership's investments by the above SFAS 157 fair value hierarchy as of December 31, 2008:

SPECTRUM CURRENCY

                     QUOTED PRICES   SIGNIFICANT
                       IN ACTIVE        OTHER    SIGNIFICANT
                      MARKETS FOR    OBSERVABLE  UNOBSERVABLE
                    IDENTICAL ASSETS   INPUTS       INPUTS
                       (LEVEL 1)      (LEVEL 2)   (LEVEL 3)     TOTAL
                    ---------------- ----------- ------------ ---------
       ASSETS
       Unrealized
       loss on
       open
       contracts           --         $(403,907)     n/a      $(403,907)
       Options
       purchased           --         $     251      n/a      $     251
       LIABILITIES
       Options
       written             --         $     251      n/a      $     251

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


Spectrum Global Balanced

                     QUOTED PRICES
                       IN ACTIVE   SIGNIFICANT
                      MARKETS FOR     OTHER    SIGNIFICANT
                       IDENTICAL   OBSERVABLE  UNOBSERVABLE
                        ASSETS       INPUTS       INPUTS
                       (LEVEL 1)    (LEVEL 2)   (LEVEL 3)     TOTAL
                     ------------- ----------- ------------ ----------
          ASSETS
          Unrealized
          gain on
          open
          contracts   $2,853,299     $56,088       n/a      $2,909,387

SPECTRUM SELECT

                   QUOTED PRICES
                     IN ACTIVE   SIGNIFICANT
                    MARKETS FOR     OTHER          SIGNIFICANT
                     IDENTICAL   OBSERVABLE        UNOBSERVABLE
                      ASSETS       INPUTS             INPUTS
                     (LEVEL 1)    (LEVEL 2)         (LEVEL 3)      TOTAL
                   ------------- -----------       ------------ -----------
     Assets
       Unrealized
       gain (loss)
       on open
       contracts    $27,202,139       $(1,156,375)     n/a      $26,045,764

SPECTRUM STRATEGIC

                     QUOTED PRICES
                       IN ACTIVE   SIGNIFICANT
                      MARKETS FOR     OTHER    SIGNIFICANT
                       IDENTICAL   OBSERVABLE  UNOBSERVABLE
                        ASSETS       INPUTS       INPUTS
                       (LEVEL 1)    (LEVEL 2)   (LEVEL 3)      TOTAL
                     ------------- ----------- ------------ -----------
         ASSETS
         Investment
         in BHM I,
         LLC                  --   $90,392,390     n/a      $90,392,390
         Unrealized
         gain on
         open
         contracts    $1,271,965   $   732,699     n/a      $ 2,004,664
         Options
         purchased            --   $   790,178     n/a      $   790,178
         LIABILITIES
         Options
         written              --   $   201,784     n/a      $   201,784

SPECTRUM TECHNICAL

                     QUOTED PRICES
                       IN ACTIVE   SIGNIFICANT
                      MARKETS FOR     OTHER    SIGNIFICANT
                       IDENTICAL   OBSERVABLE  UNOBSERVABLE
                        ASSETS       INPUTS       INPUTS
                       (LEVEL 1)    (LEVEL 2)   (LEVEL 3)      TOTAL
                     ------------- ----------- ------------ -----------
         Assets
         Unrealized
         gain on
         open
         contracts    $16,274,500   $490,903       n/a      $16,765,403
         Options
         purchased             --   $ 26,406       n/a      $    26,406
         LIABILITIES
         Options
         written               --   $150,636       n/a      $   150,636

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
6. FINANCIAL HIGHLIGHTS

SPECTRUM CURRENCY

                                              2008      2007      2006
                                            --------  --------  -------
       PER UNIT OPERATING
        PERFORMANCE:
       NET ASSET VALUE, JANUARY 1:          $   9.84  $  11.38  $ 11.78
                                            --------  --------  -------
       NET OPERATING RESULTS:
          Interest Income                       0.12      0.38     0.41
          Expenses                             (0.73)    (0.72)   (0.73)
          Realized Profit (Loss)/(1)/           1.81     (0.73)    0.02
          Unrealized Profit (Loss)              0.12     (0.47)   (0.10)
                                            --------  --------  -------
          Net Income (Loss)                     1.32     (1.54)   (0.40)
                                            --------  --------  -------
       NET ASSET VALUE, DECEMBER 31:        $  11.16  $   9.84  $ 11.38
                                            ========  ========  =======
       FOR THE CALENDAR YEAR:
       RATIOS TO AVERAGE NET
        ASSETS:
          Net Investment Loss                 (5.9)%    (3.2)%   (2.9)%
          Expenses before Incentive Fees       6.7 %     6.8 %    6.7 %
          Expenses after Incentive Fees        7.1 %     6.8 %    6.7 %
          Net Income (Loss)                   12.9 %   (14.8)%   (4.9)%
       TOTAL RETURN BEFORE
        INCENTIVE FEES                        13.8 %   (13.5)%   (3.4)%
       TOTAL RETURN AFTER
        INCENTIVE FEES                        13.4 %   (13.5)%   (3.4)%

       INCEPTION-TO-DATE RETURN               11.6 %
       COMPOUND ANNUALIZED
        RETURN                                 1.3 %

SPECTRUM GLOBAL BALANCED

                                               2008     2007     2006
                                             -------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:          $ 15.63  $ 15.60  $ 15.23
                                             -------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                      0.22     0.71     0.74
           Expenses                            (1.36)   (0.92)   (0.91)
           Realized Profit/(1)/                 2.04     0.34     0.33
           Unrealized Profit (Loss)             0.97    (0.10)    0.21
                                             -------  -------  -------
           Net Income                           1.87     0.03     0.37
                                             -------  -------  -------
        NET ASSET VALUE,
         DECEMBER 31:                        $ 17.50  $ 15.63  $ 15.60
                                             =======  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (7.4)%   (1.3)%   (1.1)%
           Expenses before Incentive Fees      6.3 %    5.9 %    5.9 %
           Expenses after Incentive Fees       8.8 %    5.9 %    5.9 %
           Net Income                         10.7 %    0.1 %    2.5 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                       14.5 %    0.2 %    2.4 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                       12.0 %    0.2 %    2.4 %

        INCEPTION-TO-DATE RETURN              75.0 %
        COMPOUND ANNUALIZED
         RETURN                                4.0 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM SELECT

                                               2008      2007     2006
                                             --------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:          $  31.24  $ 29.06  $ 27.45
                                             --------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                       0.39     1.05     1.08
           Expenses                             (4.10)   (2.59)   (2.54)
           Realized Profit/(1)/                 12.23     3.85     3.40
           Unrealized Profit (Loss)              1.04    (0.13)   (0.33)
                                             --------  -------  -------
           Net Income                            9.56     2.18     1.61
                                             --------  -------  -------
        NET ASSET VALUE, DECEMBER 31:        $  40.80  $ 31.24  $ 29.06
                                             ========  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (10.2)%   (5.3)%   (5.0)%
           Expenses before Incentive Fees       8.3 %    8.6 %    8.8 %
           Expenses after Incentive Fees       11.3 %    8.8 %    8.8 %
           Net Income                          26.8 %    7.2 %    5.7 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                        34.1 %    7.7 %    5.9 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                        30.6 %    7.5 %    5.9 %

        INCEPTION-TO-DATE RETURN              308.0 %
        COMPOUND ANNUALIZED
         RETURN                                 8.4 %

SPECTRUM STRATEGIC

                                               2008     2007     2006
                                             -------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:          $ 18.01  $ 17.15  $ 14.18
                                             -------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                      0.20     0.61     0.58
           Expenses                            (1.90)   (1.59)   (1.83)
           Realized Profit/(1)/                 0.95     2.41     3.92
           Unrealized Profit (Loss)             1.56    (0.57)    0.30
                                             -------  -------  -------
           Net Income                           0.81     0.86     2.97
                                             -------  -------  -------
        NET ASSET VALUE, DECEMBER 31:        $ 18.82  $ 18.01  $ 17.15
                                             =======  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET ASSETS:
           Net Investment Loss                (9.3)%   (5.6)%   (7.8)%
           Expenses before Incentive Fees      8.7 %    8.7 %    8.6 %
           Expenses after Incentive Fees      10.4 %    9.1 %   11.4 %
           Net Income                          4.6 %    4.9 %   18.6 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                        6.2 %    5.3 %   24.1 %
        TOTAL RETURN AFTER INCENTIVE
         FEES                                  4.5 %    5.0 %   20.9 %

        INCEPTION-TO-DATE RETURN              88.2 %
        COMPOUND ANNUALIZED
         RETURN                                4.6 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


SPECTRUM TECHNICAL

                                              2008       2007      2006
                                            --------  --------   -------
       PER UNIT OPERATING
        PERFORMANCE:
       NET ASSET VALUE, JANUARY 1:          $  20.22  $  23.57   $ 22.36
                                            --------  --------   -------
       NET OPERATING RESULTS:
          Interest Income                       0.25      0.81      0.87
          Expenses                             (2.25)    (2.08)*   (2.21)
          Realized Profit (Loss)/(1)/           4.33     (1.41)     2.25
          Unrealized Profit (Loss)              0.21     (0.67)     0.30
                                            --------  --------   -------
          Net Income (Loss)                     2.54     (3.35)     1.21
                                            --------  --------   -------
       NET ASSET VALUE, DECEMBER 31:        $  22.76  $  20.22   $ 23.57
                                            ========  ========   =======
       FOR THE CALENDAR YEAR:
       RATIOS TO AVERAGE NET ASSETS:
          Net Investment Loss                 (9.2)%    (5.7)%    (5.8)%
          Expenses before Incentive Fees       8.3 %     8.6 %**   8.6 %
          Expenses after Incentive Fees       10.4 %     9.4 %**   9.5 %
          Net Income (Loss)                   12.1 %   (15.1)%     5.1 %
       TOTAL RETURN BEFORE
        INCENTIVE FEES                        14.8 %   (13.4)%     6.4 %
       TOTAL RETURN AFTER INCENTIVE
        FEES                                  12.6 %   (14.2)%     5.4 %

       INCEPTION-TO-DATE RETURN              127.6 %
       COMPOUND ANNUALIZED
        RETURN                                 6.0 %

* Expenses per unit would have been $(2.12) had it not been for the management fee waived by Chesapeake.
**Such percentage is after waiver of management fees. Chesapeake voluntarily waived a portion of the management fees (equal to 0.2% of average net assets).
(1)Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036

[LOGO]

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
                          Pre-Sorted First Class Mail
                                US Postage Paid
                               New Brunswick, NJ
                                   Permit #1