Form 10-K/A
period 2008-12-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2009-05-13
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009 (the "Original Filing"). This Form 10-K/A is a technical amendment to correct a typographical error in Exhibit 13.01 the Annual Report to Limited Partners for the year ended December 31, 2008. The exhibit included references to the reports of the registrant's independent registered public accounting firm Deloitte and Touche LLP as being dated March 20, 2009, when in fact the reports were dated March 30, 2009.

This Form 10-K/A includes only the corrected exhibit. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. The Original Filing is unchanged except with respect to the changes to Exhibit 13.01 included in this amendment.






























	       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MORGAN STANLEY SPECTRUM CURRENCY L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

May 13, 2009		BY: /s/	Christian Angstadt
					 	Christian Angstadt, Chief Financial Officer

      	EXHIBIT INDEX
ITEM


13.01		December 31, 2008, Annual Report to Limited Partners
is filed herewith.
31.01		Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02		Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.01		Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02		Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

										  EXHIBIT 31.01
CERTIFICATIONS

I, Walter Davis, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Morgan
Stanley Spectrum Currency L.P.;

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

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.




Date:   May 13, 2009     /s/	Walter Davis
	Walter Davis
						 President
                               Demeter Management Corporation,
						 general partner of the registrant


















      									EXHIBIT 31.02
CERTIFICATIONS

I, Christian Angstadt, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Morgan
Stanley Spectrum Currency L.P.;

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

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

   c) Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

   a)	All significant deficiencies and material weaknesses in the
design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

   b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls over financial reporting.






Date:   May 13, 2009            /s/Christian Angstadt
                                   Christian Angstadt
                                   Chief Financial Officer
                                   Demeter Management Corporation,
                                   general partner of the registrant

											 EXHIBIT 32.01



CERTIFICATION OF PRESIDENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Spectrum Currency L.P. (the ?Partnership?) on Form 10-K/A for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Walter Davis, President of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Partner-ship.






By:	/s/Walter Davis

Name:		Walter Davis
Title:		President

Date:		May 13, 2009

									           EXHIBIT 32.02


CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Spectrum Currency L.P. (the ?Partnership?) on Form 10-K/A for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Christian Angstadt, Chief Financial Officer of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Partner-ship.






By:	/s/Christian Angstadt

Name:		Christian Angstadt
Title:		Chief Financial Officer

Date:		May 13, 2009

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

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Partnerships and our report dated March 30, 2009 expressed an unqualified opinion on those financial statements.

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

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnerships' internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion on the Partnerships' internal control over financial reporting.

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

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2008        2007
                                                      ----------- -----------
                                                          $           $
                                    ASSETS
  Investment in BHM I, LLC (cost $75,551,419 and $0,
   respectively)                                       90,392,390     --
                                                      ----------- -----------
  Trading Equity:
   Unrestricted cash                                  113,863,847 178,248,988
   Restricted cash                                      2,175,923  27,652,056
                                                      ----------- -----------
     Total Cash                                       116,039,770 205,901,044
                                                      ----------- -----------
   Net unrealized gain on open contracts (MS&Co.)         391,494   9,057,511
   Net unrealized gain on open contracts (MSIP)         1,613,170     835,498
                                                      ----------- -----------
     Total net unrealized gain on open contracts        2,004,664   9,893,009
                                                      ----------- -----------

  Options purchased (premiums paid $1,144,180 and
   $836,806, respectively)                                790,178     695,481
                                                      ----------- -----------
     Total Trading Equity                             209,227,002 216,489,534
  Receivable from Investment in BHM I, LLC             15,894,480          --
  Interest receivable (MS&Co.)                              1,470     421,265
  Subscriptions receivable                                --        3,398,937
                                                      ----------- -----------
     Total Assets                                     225,122,952 220,309,736
                                                      =========== ===========

                      LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                   8,467,774   2,892,540
  Accrued brokerage fees (MS&Co.)                       1,087,473   1,051,799
  Accrued management fees                                 508,977     420,720
  Options written (premiums received $344,612 and
   $631,414, respectively)                                201,784     314,263
  Accrued incentive fee                                   --          102,353
                                                      ----------- -----------
     Total Liabilities                                 10,266,008   4,781,675
                                                      ----------- -----------
  PARTNERS' CAPITAL
  Limited Partners (11,299,103.992 and
   11,838,347.676 Units, respectively)                212,696,497 213,167,590
  General Partner (114,769.692 and
   131,089.692 Units, respectively)                     2,160,447   2,360,471
                                                      ----------- -----------
     Total Partners' Capital                          214,856,944 215,528,061
                                                      ----------- -----------
     Total Liabilities and Partners' Capital          225,122,952 220,309,736
                                                      =========== ===========
  NET ASSET VALUE PER UNIT                                  18.82       18.01
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