Form 10-Q
period 2009-03-31
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2009-05-15
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
		and December 31, 2008 (Unaudited)	2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2009 and 2008 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2009
	  and December 31, 2008 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-23

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	24-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	32-42

Item 4.	Controls and Procedures	42-43

Item 4T.	Controls and Procedures	43


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	44

Item 6.	Exhibits 	44



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                             (Unaudited)

<caption>	March 31,	December 31,
	       2009      	              2008
	 $	$
ASSETS
Trading Equity:
	Unrestricted cash	78,222,017	92,837,025
	Restricted  cash	    1,532,230	           640,778

	     Total cash	   79,754,247	     93,477,803

	Net unrealized loss on open contracts (MS&Co.)	    (1,320,395)	         (403,907)

	Options purchased (premiums paid $4,730
       and $45,729, respectively)	            2,456	                   251

		Total Trading Equity	78,436,308	93,074,147

Interest receivable (MS&Co.)	            6,481	                   619

	     Total Assets	   78,442,789       	        93,074,766

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	4,291,831	4,139,379
Accrued brokerage fees (MS&Co.)	306,545	356,847
Accrued management fees	133,281	       155,151
Options written (premiums received $0
  and $24,780, respectively)	                                                                         ?      	                  251

	     Total Liabilities	       4,731,657 	       4,651,628

Partners? Capital

Limited Partners (6,804,551.929 and
   7,843,447.630 Units, respectively)	72,969,058	87,533,608
General Partner (69,200.343 and
   79,706.343 Units, respectively)	         742,074	           889,530

	     Total Partners? Capital	    73,711,132	      88,423,138

	     Total Liabilities and Partners? Capital	    78,442,789     	        93,074,766
NET ASSET VALUE PER UNIT	             10.72                       	          11.16


The accompanying notes are an integral part of these financial statements.

- 2 -  </table>


       <table>  MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
  	   	    For the Quarters Ended March 31,

                                                                         		          2009  	     2008
                                                                               	                        $		         $
INVESTMENT INCOME
	Interest income (MS&Co.)		          21,843			       469,991

EXPENSES
	Brokerage fees (MS&Co.)		965,910	1,210,683
	Management fees	   	    419,962  	526,384
	Incentive fee		               ?       	          87,278

		Total Expenses		    1,385,872	     1,824,345

NET INVESTMENT LOSS	   (1,364,029)	   (1,354,354)

TRADING RESULTS
Trading profit (loss):
	Realized			(1,025,336)	3,943,533
	Net change in unrealized		      (897,813)	    5,107,536

		Total Trading Results		   (1,923,149)	    9,051,069

NET INCOME (LOSS) 	   (3,287,178)	   7,696,715


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  	 	   (3,254,119)      	   7,613,362
	General Partner                                                   		(33,059)	   83,353


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		          (0.44)	 0.73
	General Partner  	     	                    (0.44)           	 0.73


	                                                                      Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING    	7,418,471.753	              10,468,732.212




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2009 and 2008
(Unaudited)



	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2007	10,912,868.181       	106,178,308	1,149,436	107,327,744

Offering of Units	80,404.392	823,758                    ?	 	823,758

Net Income                                                              ? 	  	7,613,362	83,353	7,696,715

Redemptions	     (893,382.789)	   (8,993,248)	           (64,421) 	   (9,057,669)

Partners? Capital,
   March 31, 2008	  10,099,889.784	 105,622,180	     1,168,368	 106,790,548




Partners? Capital,
   December 31, 2008	7,923,153.973       	  87,533,608	  889,530	88,423,138

Net Loss                                                                 ? 	  	(3,254,119)	(33,059)	(3,287,178)

Redemptions	  (1,049,401.701)	   (11,310,431)	           (114,397)	  (11,424,828)

Partners? Capital,
   March 31, 2009	  6,873,752.272	  72,969,058	       742,074	   73,711,132











The accompanying notes are an integral part of these financial statements. </table>



       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2009     	               2008
	      $	               $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)  	(3,287,178)	7,696,715
Noncash item included in net income (loss):
       Net change in unrealized	897,813	(5,107,536)

(Increase) decrease in operating assets:
       Restricted cash	(891,452)	1,814,887
       Net premiums paid for options purchased	40,999	         ?
       Interest receivable (MS&Co.)	(5,862)	122,813

Increase (decrease) in operating liabilities:
      Accrued brokerage fees (MS&Co.)	(50,302)	(37,352)
      Accrued management fees	(21,870) 	(16,240)
      Net premiums received for options written	       (24,780)  	                    (126,030)
      Accrued incentive fee	              ?      	        33,649

Net cash provided by (used for) operating activities	   (3,342,632)	    4,380,906


CASH FLOWS FROM FINANCING ACTIVITIES


Cash received from offering of Units	?   	968,252
Cash paid for redemptions of Units	    (11,272,376)	  (11,412,842)

Net cash used for financing activities	   (11,272,376)	    (10,444,590)

Net decrease in unrestricted cash	(14,615,008)	(6,063,684)

Unrestricted cash at beginning of period	    92,837,025	   110,971,546

Unrestricted cash at end of period	    78,222,017	   104,907,862




The accompanying notes are an integral part of these financial statements.
       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)





Futures and Forward Contracts
     Long
Unrealized
    Gain/(Loss)

Percentage of
  Net Assets
      Short
  Unrealized
     (Loss)

Percentage of
   Net Assets
      Net
 Unrealized
 Gain/(Loss)

  $
%
$
%
$

March 31, 2009, Partnership Net Assets: $73,711,132



Foreign currency
  (270,849)
        (0.37)
 (1,166,093)
       (1.58)
  (1,436,942)






     Grand Total:
  (270,849)
        (0.37)
 (1,166,093)
       (1.58)
(1,436,942)

     Unrealized Currency Gain




       0.16

   116,547

     Total Net Unrealized Loss on Open Contracts


 Fair Value
     $
Percentage of
   Net Assets
          %






Options purchased on Futures Contracts
      ?
          ?



Options purchased on Forward Contracts
   2,456
  ?



Options written on Futures Contracts
      ?
          ?



Options written on Forward Contracts
      ?
            ?





 December 31, 2008, Partnership Net Assets: $88,423,138



 (1,320,395)

Foreign currency
     79,116
         0.09
  (613,982)
       (0.69)
  (534,866)






     Grand Total:
     79,116
         0.09
  (613,982)
       (0.69)
  (534,866)

     Unrealized Currency Gain




      0.15

   130,959

     Total Net Unrealized Loss on Open Contracts


 Fair Value
     $
Percentage of
   Net Assets
          %






Options purchased on Futures Contracts
      ?
          ?



Options purchased on Forward Contracts
   251
  ?



Options written on Futures Contracts
      ?
          ?



Options written on Forward Contracts
           (251)
            ?







 (403,907)

The accompanying notes are an integral part of these financial statements. </table>
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Currency L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Currency L.P. is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts in global currency markets (collectively, ?Futures Interests?) (refer to Note 4.). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the ?Spectrum Series?).



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the Futures Interest or underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The commodity broker is Morgan Stanley &
Co. Incorporated (?MS&Co.?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are C-View International Limited, DKR Fusion Management L.P., FX Concepts Trading Advisor, Inc., John W. Henry & Company, Inc., and Sunrise Capital Partners, LLC (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. in futures, forward and options trading accounts to meet margin requirements as needed. At each month end, MS&Co. pays the Partnership interest income on 80% of the funds on deposit with the commodity broker at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.

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

Financial Accounting Standards Board ("the FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


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


The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2009	   -	(1,320,395)	(1,320,395)	-	Jun. 2009
Dec. 31, 2008	   - 	      (403,907)    (403,907)		-	Apr. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to these off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.


The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition for the Three Months Ended March 31, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

          Short
         Unrealized
           Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
   $
   $
    $
    $

March 31, 2009













K   Foreign currency
               680,984
           (951,833)
       174,124
         (1,340,217)
          (1,436,942)
         4,840
K        Total
        680,984

           (951,833)
       174,124
  (1,340,217)

          (1,436,942)

K        Unrealized currency gain




              116,547

K        Total net unrealized loss
             on open contracts





     (1,320,395)

Tr  Options purchased
                   ?
           2,456
?
            ?





       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Based upon the Trading Advisors? historical trading, it can generally be expected that the Partnership will trade approximately 1,370 round turn contracts per million under management over the course of a year or approximately 343 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisors? volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.

The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three Months Ended March 31, 2009 included in Total
Trading Results:

  Type of Instrument
  $
      Forward currency
        (1,908,737)
K    Unrealized currency loss
             (14,412)
K        Total
 (1,923,149)

Line Item on the Statements of Operations for the:
Three Months Ended March 31, 2009: <table> <caption>
Trading Results
  $


Tr  Realized
         (1,025,336)
K   Net change in unrealized
            (897,813)
K      Total Trading Results
  (1,923,149)

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Fair Value Measurements
Management has continued to evaluate the application of SFAS No. 157 (?SFAS No. 157?), ?Fair Value Measurements? to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the significance of particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.


The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of
March 31, 2009 and December 31, 2008: <table> <caption>
March 31, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
  Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Net unrealized loss on open contracts
     -
$(1,320,395)
    n/a

                 $(1,320,395)
Options purchased
     -
$        2,456
    n/a

  $        2,456

       <table> <caption>
MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
  Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Net unrealized loss on open contracts
     -
        $ (403,907)
    n/a

 $ (403,907)
Options purchased
     -
 $         251
    n/a

 $         251






Liabilities





Options written
     -
 $         251
    n/a

 $         251







6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, ?Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly? (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.


7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have a 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.


As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisors. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.
       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. as its commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating
       its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(1,901,306) and expenses totaling $1,385,872, resulting in a net loss of $3,287,178 for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $11.16 at December 31, 2008 to $10.72 at March 31, 2009.

The most significant trading losses of approximately 0.5% were incurred, primarily during January, from long positions in the euro versus the U.S. dollar as the value of the euro moved lower against the U.S. dollar on expectations the European Central Bank would cut interest rates amid signs of economic slowing and deterioration in the Euro-Zone. Additional losses of approximately 0.5% were incurred from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved lower against most of its rivals during January and February amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Further losses were recorded during March from newly established short positions in the Japanese yen as the value of the Japanese yen reversed higher during the latter half of the month amid consistently weak economic data out of Japan. Further losses of approximately 0.5% were experienced from long
       positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved lower throughout the majority of the quarter on expectations that Brazil?s economy might grow at the slowest pace in six years. Smaller losses of 0.4% and 0.3%, respectively, were recorded from short positions in the Slovak koruna and Swiss franc versus the U.S. dollar primarily during March as the value of the U.S. dollar reversed lower against most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. A portion of these losses for the quarter was offset by gains of approximately 0.5%, 0.3%, and 0.2%, respectively, achieved primarily during January from short positions in the Polish zloty, New Zealand dollar, and Russian ruble versus the U.S. dollar as the value of the U.S. dollar increased against these currencies after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years. Additionally, the value of the New Zealand dollar declined after the Reserve Bank of New Zealand signaled that it might further reduce interest rates in order to stimulate the economy of New Zealand.


For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $9,521,060 and expenses totaling $1,824,345, resulting in net income of $7,696,715 for the quarter ended March
       31, 2008.  The Partnership?s net asset value per Unit increased from $9.84 at December 31, 2007, to $10.57 at March 31,
2008.

The most significant trading gains of approximately 3.0%, 1.8%, 1.0%, and 0.9% respectively, were experienced from long positions in the euro, Swiss franc, Australian dollar, and Chilean peso versus the U.S. dollar during February as the value of the U.S. dollar weakened against most of its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. The value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Furthermore, the U.S. dollar weakened against its major rivals in March following news of weaker-than-expected U.S. retail sales and U.S. consumer confidence at a 16-year low. Finally, the value of the U.S. dollar was negatively affected by several interest rate cuts by the U.S. Federal Reserve as well as indications that interest rates would continue to decline. Additional gains of approximately 0.9% were achieved from short positions in the South African rand relative to the U.S. dollar as the value of the South African rand moved lower against most of its major rivals during February and March amid pessimism about the long-term status of the South African economy. Lastly, during March, gains of approximately 0.9% were experienced from short positions in the Korean won versus the U.S. dollar as the value of the Korean won
       decreased relative to the U.S. dollar at the beginning of the month amid news of a widening Current-Account deficit in
Korea.   A portion of these gains for the quarter was offset by
losses of approximately 0.3% from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry trade positions. Further losses were incurred during February from newly established long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower following comments from the Bank of Japan that the Japanese economy might be slowing. Additional losses of approximately 0.3% were recorded from both short and long positions in the Hungarian forint versus the U.S. dollar as the value of the Hungarian forint moved without consistent direction throughout the quarter amid conflicting economic data out of Hungary. Finally, losses of approximately 0.2% were incurred from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened during January and February after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the central bank had significant concerns about accelerating inflation in the United Kingdom. As such, the value of the British pound continued to move higher against the U.S. dollar at the beginning of March after the Bank of England decided to hold interest rates steady.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the
       net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2009, and 2008. At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $74 million and $107 million, respectively.

Primary Market	        March 31, 2009	     March 31, 2008
Risk Category		   Value at Risk		Value at Risk
Currency				  (0.42)%			    (1.18)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards and options on such
       contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2008 through March 31, 2009.

Primary Market Risk Category        High      Low      Average
Currency 						(1.12)%	(0.16)%	(0.61)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008 through March 31, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 106% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at March 31, 2009. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2009, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2009, the Partnership?s major exposures were to the British pound, Japanese yen, Australian dollar, New Zealand dollar, Canadian dollar, euro, Swiss franc, Swedish krona, Turkish lira, Czech koruna, Hungarian forint, Polish zloty, South African rand, Norwegian krone, and Danish krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009.

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in euros, Japanese yen, Norwegian kroner, New Zealand dollars,
Canadian dollars, Polish zlotych, Mexican pesos, Swiss francs, British pounds, Hungarian forint, Australian dollars, Singapore dollars, Turkish lire, Czech koruny, Swedish kronor, South African rands, and Israeli shekels.
The Partnership controls the non-trading risk of foreign
       currency balances by regularly converting them back
into U.S. dollars upon liquidation of their respective positions.

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
Not applicable.
















       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.


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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management LLC
                              (General Partner)

May 15, 2009            By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















1822:
1823: