Form 10-Q
period 2009-06-30
MORGAN STANLEY SPECTRUM CURRENCY LP
filed 2009-08-12
CIK 1097396

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 0-31563

	MORGAN STANLEY SPECTRUM CURRENCY L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						     13-4084211
(State or other jurisdiction of		   		  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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




	       <table> SPECTRUM CURRENCY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
		and December 31, 2008 	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008 	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2009 and 2008 	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008	5

		Condensed Schedules of Investments as of June 30, 2009
	  and December 31, 2008	6

		Notes to Financial Statements	7-23

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	24-35

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	35-46

Item 4.	Controls and Procedures	46

Item 4T.	Controls and Procedures	47


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	48

Item 6.	Exhibits 	48


       <table>
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                            (Unaudited)
	June 30,	December 31,
	       2009      	              2008
	 $	$
ASSETS

Trading Equity:
	Unrestricted cash	70,963,252	92,837,025
	Restricted  cash	                73,348	           640,778

	     Total cash	71,036,600   	     93,477,803

	Net unrealized gain (loss) on open contracts (MS&Co.)	    158,705    	         (403,907)

	Options purchased (premiums paid $27,698
       and $45,729, respectively)	                17,771	                   251

		Total Trading Equity	71,213,076	93,074,147

Interest receivable (MS&Co.)	                  4,454	                   619

	     Total Assets	        71,217,530       	        93,074,766

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,230,687	4,139,379
Accrued brokerage fees (MS&Co.)	273,097	356,847
Accrued management fees	118,738	       155,151
Options written (premiums received $6,215
  and $24,780, respectively)                       14,653                                    251

	     Total Liabilities	         1,637,175 	       4,651,628

Partners? Capital

Limited Partners (6,422,784.051 and
   7,843,447.630 Units, respectively)	68,868,695	87,533,608
General Partner (66,370.343 and
   79,706.343 Units, respectively)	           711,660	           889,530

	     Total Partners? Capital	      69,580,355	      88,423,138

	     Total Liabilities and Partners? Capital	      71,217,530     	        93,074,766
NET ASSET VALUE PER UNIT	               10.72                       	          11.16

The accompanying notes are an integral part of these financial statements. </table>
- 2 -


       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                         For the Three Months	                            For the Six Months
  	                                            Ended June 30,                                    Ended June 30,

                                                  2009   	          2008    	       2009   	     2008
                                                      $	               $	           $                         $

INVESTMENT INCOME
	Interest income (MS&Co.)                              	      16,717		       319,981		     38,560	                 789,972

EXPENSES
	Brokerage fees (MS&Co.)	830,905	1,177,430	 1,796,815 	             	2,388,113
	Management fees	361,262	   511,926	        781,224		1,038,310
	Incentive fees	                ?       	       193,832	           ?       		        281,110

		   Total Expenses 	   1,192,167	     1,883,188	    2,578,039		    3,707,533

NET INVESTMENT LOSS 	   (1,175,450)	    (1,563,207)	   (2,539,479)		    (2,917,561)

TRADING RESULTS
Trading profit (loss):
	Realized	(294,623)	1,114,381	 (1,319,959)             5,071,953
	Net change in unrealized	    1,463,009	    (1,439,020)	       565,196		    3,654,477

		   Total Trading Results	    1,168,386	       (324,639)	     (754,763)		    8,726,430

NET INCOME (LOSS)                                                 (7,064)		    (1,887,846)	    (3,294,242)		   5,808,869

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(6,991)	(1,867,168)	(3,261,110)		5,746,194
    	General Partner	(73)	(20,678) 	(33,132)		62,675

NET INCOME (LOSS) PER UNIT

	Limited Partners                                          	        ?	(0.18)	  	(0.47)    	0.55
	General Partner	                                                          ?                         (0.18)	  	(0.47)   	 0.55

			                                                                  Units     	Units	Units	    	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                     	6,675,419.309	  9,779,483.672	  7,071,687.425	  	10,127,567.679





	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)



	Units of
	Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

<s>	<c>	<c>	<c>	<c<
Partners? Capital,
   December 31, 2007	10,912,868.181       	106,178,308	1,149,436	107,327,744

Offering of Units	170,582.780	1,752,068	?  	1,752,068

Net Income                                                                ? 	  	5,746,194	62,675	     5,808,869

Redemptions	  (1,620,201.779)	 (16,400,818)	   (137,295)	 (16,538,113)

Partners? Capital,
   June 30, 2008	    9,463,249.182	 97,275,752	    1,074,816	  98,350,568




Partners? Capital,
   December 31, 2008	7,923,153.973       	  87,533,608	  889,530	88,423,138

Net Loss                                                                ? 	  	(3,261,110)	(33,132)	    (3,294,242)

Redemptions	 (1,433,999.579)	 (15,403,803)	   (144,738)	 (15,548,541)

Partners? Capital,
   June 30, 2009	    6,489,154.394	 68,868,695	    711,660	  69,580,355














The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY SPECTRUM CURRENCY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2009     	               2008
	      $	               $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)  	(3,294,242)	5,808,869
Noncash item included in net income (loss):
       Net change in unrealized	(565,196)	(3,654,477)

(Increase) decrease in operating assets:
       Restricted cash	567,430	2,985,523
       Net premiums paid for options purchased	18,031	                             23,277
       Interest receivable (MS&Co.)	(3,835)	105,966

Increase (decrease) in operating liabilities:
      Accrued brokerage fees (MS&Co.)	(83,750)	(56,356)
      Accrued management fees	 (36,413)	(24,503)
      Net premiums received from options written	(18,565)     	                    (45,584)
      Accrued incentive fee	               ?       	          2,848

Net cash provided by (used for) operating activities                        (3,416,540)	    5,145,563

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                  ?       	2,009,907
Cash paid for redemptions of Units	  (18,457,233)	  (19,348,691)

Net cash used for financing activities	   (18,457,233)	    (17,338,784)

Net decrease in unrestricted cash	(21,873,773)	(12,193,221)

Unrestricted cash at beginning of period	    92,837,025	   110,971,546

Unrestricted cash at end of period	   70,963,252	    98,778,325






The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
     Long
Unrealized
         Gain

Percentage of
  Net Assets
      Short
  Unrealized
       Loss

Percentage of
   Net Assets
      Net
 Unrealized
 Gain/(Loss)

  $
%
$
%
$

June 30, 2009, Partnership Net Assets: $69,580,355



Foreign currency
   228,311
         0.33
  (160,543)
       (0.23)
   67,768






     Grand Total:
   228,311
         0.33
  (160,543)
       (0.23)
   67,768

     Unrealized Currency Gain




      0.13

   90,937

     Total Net Unrealized Gain on Open Contracts


 Fair Value
     $
Percentage of
   Net Assets
          %






Options purchased on Futures Contracts
      ?
          ?



Options purchased on Forward Contracts
17,771
0.03



Options written on Futures Contracts
      ?
           ?



Options written on Forward Contracts
(14,653)
       (0.02)





 December 31, 2008, Partnership Net Assets: $88,423,138



 158,705
Foreign currency
     79,116
         0.09
  (613,982)
       (0.69)
  (534,866)






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

June 30, 2009

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

1.  Organization
Morgan Stanley Spectrum Currency L.P. is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts in global currency markets (collectively, ?Futures Interests?) (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the ?Spectrum Series?).


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

The Partnership?s general partner is Demeter Management LLC
(?Demeter?). On April 30, 2009, Demeter Management Corporation was converted from a Delaware Corporation to a Delaware limited liability company and changed its name to Demeter Management LLC.
The commodity broker is Morgan Stanley & Co. Incorporated

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(?MS&Co.?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are C-View International Limited, DKR Fusion Management L.P., FX Concepts Trading Advisor, Inc., John W. Henry & Company, Inc., and Sunrise Capital Partners, LLC (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. in futures, forward and options trading accounts to meet margin requirements as needed. At each month end, MS&Co. pays the Partnership interest income on 80% of the funds on deposit with the commodity broker at a rate equal to the monthly average of the 4-week U.S.

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                    Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $
Jun. 30, 2009	   - 	       158,705      158,705		-	Sep. 2009
Dec. 31, 2008	   - 	      (403,907)    (403,907)		-	Apr. 2009

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

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

as of January 1, 2009, for the Partnership.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

          Short
         Unrealized
           Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
   $
   $
    $
    $

June 30, 2009






K   Foreign currency
           707,699
         (479,388)
      234,976
        (395,519)
      67,768
         3,671
K        Total
           707,699
         (479,388)
      234,976
        (395,519)
      67,768

K        Unrealized currency gain




 V        90,937

K        Total net unrealized gain
             on open contracts

-



     158,705

Options purchased, fair value
-
      17,771
-
    -


Options written, fair value
                -
          -
-
  (14,653)



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in Total
Trading Results:

     For the Three Months
       For the Six Months

     Ended June 30, 2009
     Ended June 30, 2009

  $
  $
Type of Instrument


      Forward currency
           1,193,996
               (714,741)
K    Unrealized currency loss
        (25,610)
          (40,022)
K        Total
     1,168,386
        (754,763)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

     For the Three Months
       For the Six Months

     Ended June 30, 2009
     Ended June 30, 2009

$
$
Trading Results


Realized
             (294,623)
            (1,319,959)
K    Net change in unrealized
     1,463,009
          565,196
K      Total Trading Results
     1,168,386
        (754,763)


6.  Fair Value Measurements
As defined by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the significance of particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:

June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
  Significant Other
   Observable
       Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




      Total

Net unrealized gain on open contracts
       ?
$158,705
 n/a

 $158,705
Options purchased
       ?
  $  17,771
 n/a

  $  17,771






Liabilities





Options written
       ?
 $  14,653
 n/a

 $  14,653

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

7.  Recent Accounting Pronouncements
  (a)	Determining Fair Value When the Volume and Level of Activity
    	for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, ?Determining Fair Value When the Volume and Level of
Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly? (?FSP SFAS No.

       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.


       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental



       MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No.
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $1,185,103 and expenses totaling $1,192,167 resulting in a net loss of $7,064 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit was $10.72 on March 31, 2009, and $10.72 on June 30, 2009.

The most significant trading gains of approximately 1.3%, 1.2%, 0.6%, and 0.3%, respectively, were experienced, primarily during April and May, from long positions in the Australian dollar, South African rand, Brazilian real, and Russian ruble versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additionally, the Australian dollar, South African rand, and Brazilian real moved higher amid rising commodity prices. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.5%, 0.4%, 0.4%, and 0.3%, respectively, from short positions in the euro, Polish zloty, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower during the first half of the quarter due to the aforementioned optimism that reduced the ?safe haven? demand for the U.S. currency. Additional
       losses were recorded during June from long positions in the euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May. Smaller losses of 0.3% were recorded primarily during May from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved higher against the U.S. dollar after better-than-expected economic data out of Switzerland added to speculation that the Swiss economy might rebound sooner than expected.

The Partnership recorded total trading results including interest income totaling $(716,203) and expenses totaling $2,578,039, resulting in a net loss of $3,294,242 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $11.16 at December 31, 2008, to $10.72 at June 30, 2009.

The most significant trading losses of approximately 1.0% were incurred, primarily during January, from long positions in the euro versus the U.S. dollar as the value of the euro moved lower against the U.S. dollar on expectations the European Central Bank would cut interest rates amid continued signs of a slowing economy in the Euro-Zone. Further losses were recorded from short positions in the euro versus the U.S. dollar as the value of the
       U.S. dollar moved lower in April after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency. During June, further losses were incurred from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less-than-expected in May. Additional losses of approximately 0.8% were incurred from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved lower against most of its rivals during January and February due to speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Further losses were recorded during March and May from newly established short positions in the Japanese yen as the value of the Japanese yen reversed higher amid optimism that demand for the Japanese currency would strengthen. Losses were also experienced during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher amid the aforementioned speculation that the U.S. Federal Reserve might raise interest rates following better-than-expected U.S. economic data. Smaller losses of 0.6% were recorded from short positions in the Swiss franc versus the U.S. dollar, primarily during March and May, as the value of the Swiss franc moved higher against the U.S. dollar after better-than-expected economic data out of Switzerland added to
       speculation that the Swiss economy might rebound sooner than expected. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 1.2% and 1.0%, respectively, primarily during April and May, from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additionally, the Australian dollar and South African rand moved higher amid rising commodity prices. Smaller gains of 0.5% were achieved primarily during January from short positions in the Russian ruble versus the U.S. dollar as the value of the U.S. dollar increased against the Russian ruble after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years. Further gains were experienced during April and May, from long positions in the Russian ruble versus the U.S. dollar as the value of the U.S. dollar moved lower against the Russian ruble after the aforementioned government report showed U.S. employers cut fewer jobs than forecast.


For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $(4,658) and expenses totaling $1,883,188, resulting in a net loss of $1,887,846 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit decreased from $10.57 at March 31, 2008, to $10.39 at June 30, 2008.

The most significant trading losses of approximately 0.9% were experienced primarily during April from short positions in the South African rand versus the U.S. dollar as the value of the South African rand increased amid stronger-than-expected economic data out of South Africa. Losses of approximately 0.6% and 0.6%, respectively, were incurred primarily during April and May from long positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs unexpectedly increased in March. Meanwhile, losses of approximately 0.6% were recorded throughout the quarter from both long and short positions in the New Zealand dollar against the U.S. dollar as the value of the New Zealand dollar moved without consistent direction amid conflicting economic data out of New Zealand. Finally, losses of approximately 0.3% were recorded primarily during April and June from short positions in the British pound versus the U.S. dollar as the value of the British pound increased amid speculation that the Bank of England would slow the pace of interest rate cuts amid concerns of accelerating global inflation. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 0.9%, 0.8%, 0.7%, 0.5%, respectively, from long
       positions in the Brazilian real, Australian dollar, Mexican peso, and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during June after U.S. industry reports showed the largest jump in unemployment in 20 years, consumer confidence at a 15-year low, and housing prices in 20 U.S. metropolitan areas at their lowest levels since records began in 2001. Additional gains of approximately 0.4% were achieved during May from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. Elsewhere gains of approximately 0.2% were experienced from short positions in the Chilean peso versus the U.S. dollar primarily during June as the value of the Chilean peso weakened against the U.S. dollar on weaker-than-expected economic data out of Chile.

The Partnership recorded total trading results including interest income totaling $9,516,402 and expenses totaling $3,707,533, resulting in net income of $5,808,869 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $9.84 at December 31, 2007, to $10.39 at June 30, 2008.

The most significant trading gains of approximately 3.5%, 1.8%, 1.1%, and 1.1%, respectively, were experienced primarily during January, February, March, and June, from long positions in the euro, Australian dollar, Swiss franc, and Chilean peso versus the
       U.S. dollar as the value of the U.S. dollar weakened
against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. The value of the U.S. dollar continued to fall after the U.S. Federal Reserve held interest rates steady at 2.0% despite rising inflation. Additional gains of approximately 1.3% were achieved primarily during January, March, April, and May, from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.0%, recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry trade positions. Further losses were incurred from newly established long positions in the Japanese yen versus the U.S. dollar during February and April as the value of the Japanese yen reversed lower following comments from the Bank of Japan that the Japanese economy might be slowing. Losses of approximately 0.6% were incurred from both short and long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction throughout the first six months of the year due to conflicting economic data out of New Zealand. Finally, losses of approximately 0.5% were experienced from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened against the U.S. dollar during January, February, March, and April after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the central bank had significant concerns about rising inflation in the United Kingdom.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of
       exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VAR?) tables disclosed.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The
       VaR is the appropriate percentile of this distribution.
For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2009 and 2008. At June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $70 million and $98 million, respectively.

Primary Market	        June 30, 2009	     June 30, 2008
Risk Category		   Value at Risk		Value at Risk
Currency				  (0.76)%			    (1.12)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008 through June 30, 2009.

Primary Market Risk Category        High      Low      Average
Currency 						(1.12)%	(0.16)%	(0.61)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or
hedging activities, and can cover a wide range of portfolio
       assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008 through June 30, 2009. VaR is not necessarily representative of
       the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2009. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2009, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2009, the Partnership?s major exposures were to the Australian dollar, Japanese yen, euro, Norwegian krone, British pound, Canadian dollar, New Zealand dollar, Swiss franc, Swedish krona, Czech koruna, Danish krone, Hungarian forint, Polish zloty, and Mexican peso currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in euros, British pounds, Japanese yen, Swedish kronor, Australian dollars, Swiss francs, Hungarian forint, Mexican pesos, Norwegian kroner, New Zealand dollars, Canadian dollars,
Turkish lire, Czech koruny, South African rands, Polish zlotych, Israeli shekels, Singapore dollars, Hong Kong dollars, and Danish krone. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute
       assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.





















       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2009.


Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

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



                        Morgan Stanley Spectrum Currency L.P.
                        (Registrant)

                        By:   Demeter Management LLC
                              (General Partner)

August 12, 2009        By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

















-