Form 10-Q
period 2009-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY LP
filed 2009-11-13
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-31563

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4084211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Morgan Stanley Spectrum Currency L.P.
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2009 and December 31, 2008	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2009 and 2008	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5

	Condensed Schedules of Investments as of September 30, 2009 and December 31, 2008	6

	Notes to Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-39

Item 4.	Controls and Procedures	39-40

Item 4T.	Controls and Procedures	40

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS	$	$

Trading Equity:

Unrestricted cash	64,508,911	92,837,025
Restricted cash	–	640,778

Total cash	64,508,911	93,477,803

Net unrealized gain (loss) on open contracts (MS&Co.)	743,184	(403,907)

Options purchased (premiums paid $17,199 and $45,729, respectively)	6,781	251

Total Trading Equity	65,258,876	93,074,147

Interest receivable (MS&Co.)	2,655	619

Total Assets	65,261,531	93,074,766

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	835,271	4,139,379
Accrued brokerage fees (MS&Co.)	245,638	356,847
Accrued management fees	106,799	155,151
Options written (premiums received $4,473 and $24,780, respectively)	1,744	251

Total Liabilities	1,189,452	4,651,628

Partners’ Capital

Limited Partners (6,134,327.119 and 7,843,447.630 Units, respectively)	63,428,191	87,533,608
General Partner (62,272.343 and 79,706.343 Units, respectively)	643,888	889,530

Total Partners’ Capital	64,072,079	88,423,138

Total Liabilities and Partners’ Capital	65,261,531	93,074,766

NET ASSET VALUE PER UNIT	10.34	11.16

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	16,141	285,568	54,701	1,075,540

EXPENSES
Brokerage fees (MS&Co.)	766,518	1,096,425	2,563,333	3,484,538
Management fees	333,269	476,707	1,114,493	1,515,017
Incentive fees	–	74,362	–	355,472

Total Expenses	1,099,787	1,647,494	3,677,826	5,355,027

NET INVESTMENT LOSS	(1,083,646)	(1,361,926)	(3,623,125)	(4,279,487)

TRADING RESULTS
Trading profit (loss):
Realized	(2,000,792)	1,118,972	(3,320,751)	6,190,925
Net change in unrealized	595,155	(2,578,209)	1,160,351	1,076,268

Total Trading Results	(1,405,637)	(1,459,237)	(2,160,400)	7,267,193

NET INCOME (LOSS)	(2,489,283)	(2,821,163)	(5,783,525)	2,987,706

NET INCOME (LOSS) ALLOCATION

Limited Partners	(2,464,021)	(2,789,588)	(5,725,131)	2,956,606
General Partner	(25,262)	(31,575)	(58,394)	31,100

NET INCOME (LOSS) PER UNIT

Limited Partners	(0.39)	(0.30)	(0.85)	0.25
General Partner	(0.39)	(0.30)	(0.85)	0.25

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	6,334,775.845	9,183,143.160	6,835,176.096	9,816,229.721

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2007	10,912,868.181	106,178,308	1,149,436	107,327,744

Offering of Units	267,587.496	2,742,598	–	2,742,598

Net Income	–	2,956,606	31,100	2,987,706

Redemptions	(2,265,928.852)	(22,924,730)	(197,624)	(23,122,354)

Partners’ Capital,
September 30, 2008	8,914,526.825	88,952,782	982,912	89,935,694

Partners’ Capital,
December 31, 2008	7,923,153.973	87,533,608	889,530	88,423,138

Net Loss	–	(5,725,131)	(58,394)	(5,783,525)

Redemptions	(1,726,554.511)	(18,380,286)	(187,248)	(18,567,534)

Partners’ Capital,
September 30, 2009	6,196,599.462	63,428,191	643,888	64,072,079

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2009	2008
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(5,783,525)	2,987,706
Noncash item included in net income (loss):
Net change in unrealized	(1,160,351)	(1,076,268)

(Increase) decrease in operating assets:
Restricted cash	640,778	1,857,838
Net premiums paid for options purchased	28,530	(283,913)
Interest receivable (MS&Co.)	(2,036)	171,314

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(111,209)	(85,806)
Accrued management fees	(48,352)	(37,307)
Net premiums received from options written	(20,307)	(180,942)

Net cash provided by (used for) operating activities	(6,456,472)	3,352,622

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	–	3,064,278
Cash paid for redemptions of Units	(21,871,642)	(26,058,264)

Net cash used for financing activities	(21,871,642)	(22,993,986)

Net decrease in unrestricted cash	(28,328,114)	(19,641,364)

Unrestricted cash at beginning of period	92,837,025	110,971,546

Unrestricted cash at end of period	64,508,911	91,330,182

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2009 and December 31, 2008 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
September 30, 2009, Partnership Net Assets: $64,072,079

Foreign currency	1,007,973	1.57	(340,176)	(0.53)	667,797

Grand Total:	1,007,973	1.57	(340,176)	(0.53)	667,797

Unrealized Currency Gain				0.12	75,387

Total Net Unrealized Gain on Open Contracts					743,184
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	6,781	0.01
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(1,744)	–

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2008, Partnership Net Assets: $88,423,138

Foreign currency	79,116	0.09	(613,982)	(0.69)	(534,866)

Grand Total:	79,116	0.09	(613,982)	(0.69)	(534,866)

Unrealized Currency Gain				0.15	130,959

Total Net Unrealized Loss on Open Contracts					(403,907)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	251	–
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(251)	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Currency L.P. (formerly, Morgan Stanley Spectrum Currency L.P.)  (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

1.  Organization
Morgan Stanley Smith Barney Spectrum Currency L.P. (formerly, Morgan Stanley Spectrum Currency L.P.) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the "Spectrum Series").

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective September 29, 2009, Demeter Management LLC (“Demeter”), the general partner of the Partnership, changed the name of Morgan Stanley Spectrum Currency L.P. to Morgan Stanley Smith Barney Spectrum Currency L.P.

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the market price of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership’s general partner is Demeter. The commodity broker is Morgan Stanley & Co. Incorporated ("MS&Co.").  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

by Citigroup Inc.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited, DKR Fusion Management L.P., FX Concepts Trading Advisor, Inc., John W. Henry & Company, Inc., and Sunrise Capital Partners, LLC (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative accounting principles generally accepted in the United States and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. in futures, forward and options trading accounts to meet margin requirements as needed.  At each month end, MS&Co. pays the Partnership interest income on 80% of the funds on deposit with the commodity broker at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Smith Barney Spectrum Currency L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

rate during such month.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

ASC 740-10, Income Taxes (which incorporates former FASB No. 109 and FASB Interpretation No. 48, Income Taxes), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.   The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by ASC 815-10-15, Derivate and Hedging
 (formerly, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2009	–	743,184	743,184	–	Dec. 2009
Dec. 31, 2008	–	(403,907)	(403,907)	–	Apr. 2009

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.   The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

-  14 -

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Derivative and Hedging
ASC 815-10-65, Derivative and Hedging (formerly, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133), which was issued in March 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used and their effects on a Partnership’s financial position, financial performance, and cash flows.  ASC 815-10-65 is effective as of January 1, 2009, for the Partnership.

The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy.  As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership’s investments as required by ASC 815-10-65 as of September 30, 2009 and reflects the contracts outstanding at such time.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Total number of outstanding contracts (absolute quantity)
	$	$	$	$	$

Foreign currency	1,369,122	(361,149)	256,553	(596,729)	667,797	5,183
Total	1,369,122	(361,149)	256,553	(596,729)	667,797
Unrealized currency gain					75,387
Total net unrealized gain on open contracts					743,184

Option Contracts at Fair Value
Options purchased	$6,781
Options written	$(1,744)

The following tables summarize the net trading results of the Partnership during the three and nine month periods as required by the disclosures about Derivative and Hedging Topics of ASC 815-10-65.
The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2009 included in Total Trading Results:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Type of Instrument	$	$

Foreign currency	(1,390,087)	(2,104,828)
Unrealized currency loss	(15,550)	(55,572)
Total	(1,405,637)	(2,160,400)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2009:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Trading Results	$	$

Realized	(2,000,792)	(3,320,751)
Net change in unrealized	595,155	1,160,351
Total Trading Results	(1,405,637)	(2,160,400)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements and Disclosures
As defined by ASC 820-10-55, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction, between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments by the above ASC 820-10-55 fair value hierarchy as of September 30, 2009 and December 31, 2008:

September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on open contracts	–	743,184	n/a	743,184
Options purchased	–	6,781	n/a	6,781

Liabilities
Options written	–	1,744	n/a	1,744

December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on open contracts	–	(403,907)	n/a	(403,907)
Options purchased	–	251	n/a	251

Liabilities
Options written	–	251	n/a	251

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Recent Accounting Pronouncements
(a)  Fair Value Measurements
ASC 820-10-65, Fair Value Measurements (formerly, FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), was issued in April 2009.  ASC 820-10-65 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  ASC 820-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption of ASC 820-10-65 did not have a material impact on the Partnership’s financial statements.

(b)  Financial Instruments

ASC 825-10-65, Financial Instruments (formerly, FSP SFAS No. 107-1 and Accounting Principals Board No. 28-1, Interim Disclosures About Fair Value of Financial Instruments), was issued in April 2009.  ASC 825-10-65 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  ASC 825-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption of ASC 825-10-65 did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

(c)  Subsequent Events
The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009.  Management has performed its evaluation of subsequent events through November 13, 2009, the date these financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options. All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MS&Co. as its commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuations limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies.  The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses.  Either of these market conditions could result in restrictions on redemptions.  For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets.  Redemptions of units of limited partnership interest (“Unit(s)”) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2009 and 2008, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.

Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the Financial Statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total trading results including interest income totaling $(1,389,496) and expenses totaling $1,099,787, resulting in a net loss of $2,489,283 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit decreased from $10.72 on June 30, 2009 to $10.34 at September 30, 2009.

The most significant trading losses of approximately 0.9%, 0.8%, 0.5%, and 0.3%, respectively, were incurred, primarily during July, from short positions in the euro, Canadian dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar reversed lower against these currencies amid investor belief that the U.S. Federal Reserve might keep U.S. interest rates at historic lows.  Furthermore, the value of the euro climbed higher on signs the recession in the Euro-Zone was abating after reports showed both Germany and France’s economy grew in the second quarter, while German business confidence and investor sentiment also showed improvement in August.  During September, newly established long positions in the Swiss franc and euro versus the U.S. dollar resulted in losses as the value of these currencies reversed lower during the latter half of the month amid concerns regarding the rapid appreciation of the euro at the meeting of G-20 leaders.  Additional losses of approximately 0.8% were recorded during July from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso declined during the first half of the month on concerns that the Mexican economy might take longer to recover from a recession than investors previously estimated.  During August, newly established short positions in the Mexican peso versus the U.S. dollar incurred losses as the value of the U.S. dollar was supported higher after reports revealed a rise in U.S. durable goods orders and news that U.S. new home sales reached a four-and-a-half year high in July.  A portion of the Partnership’s losses in the third quarter was offset by gains of approximately 0.7% from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar trended higher in August and September after government reports showed retail sales, consumer spending, and house prices in New Zealand all rose more than expected, diminishing speculation that the Reserve Bank of New Zealand might cut interest rates in the near future.  Gains of approximately 0.3% and 0.3%, respectively, were experienced, primarily during September, from long positions in the Brazilian real and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower on speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S. central bank indicated that it remained committed to its quantitative easing program. Additionally, the value of the Australian dollar moved higher in the wake of stronger gold prices.  Additional gains of 0.2% were achieved during August from long positions in the British pound versus the U.S. dollar as the value of the British pound moved higher on news that U.K. consumer confidence rose to the highest level in more than a year, while Bank of England officials indicated inflation might remain low.  During September, newly established short positions in the British pound versus the U.S. dollar resulted in gains as the value of the British pound moved lower against its major rivals after U.K. unemployment rose to the highest level in 14 years.

The Partnership recorded total trading results including interest income totaling $(2,105,699) and expenses totaling $3,677,826, resulting in a net loss of $5,783,525 for the nine months ended September 30, 2009.  The Partnership’s net asset value per Unit decreased from $11.16 at December 31, 2008 to $10.34 at September 30, 2009.

The most significant trading losses of approximately 1.9%, 1.1%, and 1.1%, respectively, were incurred, primarily during March and April, from short positions in the euro, Canadian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  During June, further losses were incurred from long positions in the euro and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May.  Additional losses were incurred during July from short positions in the euro versus the U.S. dollar as the value of the euro climbed higher on signs the recession in the Euro-Zone was abating after reports showed both Germany and France’s economy grew in the second quarter.  During September, newly established long positions in the euro versus the U.S. dollar resulted in losses as the value of the euro reversed lower during the latter half of the month amid concerns regarding the rapid appreciation of the euro at the meeting of G-20 leaders.  Meanwhile, losses were recorded during July from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso declined during the first half of the month on concerns that the Mexican economy might take longer to recover from a recession than investors previously estimated.  During August, newly established short positions in the Mexican peso versus the U.S. dollar incurred losses as the value of the U.S. dollar was supported higher after reports revealed a rise in U.S. durable goods orders and news that U.S. new home sales reached a four-and-a-half year high in July.  Additional losses of approximately 0.9% were incurred from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved lower against most of its rivals during January and February due to speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased. Further losses were recorded during March and May from newly established short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed higher amid optimism that demand for the Japanese currency might strengthen.  Losses were also experienced during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher amid the aforementioned speculation that the U.S. Federal Reserve might raise interest rates following better-than-expected U.S. economic data.  Both long and short positions in the Japanese yen versus the U.S. dollar resulted in losses as the value of the Japanese yen moved without consistent direction during July and August following conflicting economic data out of Japan.  Lastly, losses of 0.9% were recorded from short positions in the Swiss franc versus the U.S. dollar, primarily during March and May, as the value of the Swiss franc moved higher against the U.S. dollar after better-than-expected economic data out of Switzerland added to speculation that the Swiss economy might rebound sooner than expected.  Losses were also incurred during July and August from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar reversed lower against the Swiss franc amid investor belief that the U.S. Federal Reserve might keep U.S. interest rates at historic lows.  A portion of the Partnership’s losses in the first nine months of the year was offset by gains of approximately 1.5%, 0.9%, 0.8%, and 0.6%, respectively, experienced primarily during April, May, and September from long positions in the Australian dollar, New Zealand dollar, South African rand, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additionally, the Australian dollar, New Zealand dollar, South African rand, and Brazilian real moved higher amid rising commodity prices.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,173,669) and expenses totaling $1,647,494, resulting in a net loss of $2,821,163 for the three months ended September 30, 2008.  The Partnership’s net asset value per Unit decreased from $10.39 at June 30, 2008 to $10.09 at September 30, 2008.

The most significant trading losses of approximately 1.0%, 0.9%, 0.3%, 0.3%, and 0.3%, respectively, were incurred primarily during August from long positions in the euro, Swiss franc, Australian dollar, South African rand, and Polish zloty versus the U.S. dollar as the value of the U.S. dollar strengthened after U.S. consumer confidence increased in August for a second consecutive month and due to a higher-than-previously-estimated increase in Gross Domestic Product during the second quarter of 2008. Meanwhile, the value of the euro decreased sharply relative to the U.S. dollar after the European Central Bank left its benchmark interest rate unchanged during August. Smaller losses were recorded during September from newly established short positions in the euro versus the U.S. dollar as the value of the euro reversed higher during the middle of the month following news that the European Central Bank had injected additional liquidity into money markets in an attempt to alleviate credit turmoil concerns. Meanwhile, both short and long positions in the Swiss franc versus the U.S. dollar incurred losses during September as the value of the Swiss franc moved without consistent direction amid conflicting economic data out of Switzerland. A portion of the Partnership’s losses in the third quarter was offset by gains of approximately 0.7%, 0.6%, 0.3%, and 0.3%, respectively, experienced throughout the quarter from short positions in the Taiwan dollar, New Zealand dollar, Singapore dollar, and Korean won versus the U.S. dollar as the value of the U.S. dollar strengthened relative to these currencies following the aforementioned news of better-than-expected U.S.
economic data, as well as in response to a worldwide “flight-to-quality” due to fears of an intense credit crunch and subsequent concerns of a global recession. Additional gains of approximately 0.6% were experienced during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell relative to the U.S. dollar after Japan's government downgraded its assessment of the economy to "worsening," indicating that the six-year expansion of Japan's economy might have ended.

The Partnership recorded total trading results including interest income totaling $8,342,733 and expenses totaling $5,355,027, resulting in net income of $2,987,706 for the nine months ended September 30, 2008.  The Partnership’s net asset value per Unit increased from $9.84 at December 31, 2007 to $10.09 at September 30, 2008.

The most significant trading gains of approximately 2.5%, 1.6%, 1.0%, 0.8%, and 0.8%, respectively, were experienced primarily during January, February, March, and June, from long positions in the euro, Australian dollar, Chilean peso, Taiwan dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar weakened against most of its major rivals after U.S. government reports showed a rise in unemployment, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low.  The value of the U.S. dollar continued to fall after the U.S. Federal Reserve held interest rates steady at 2.0% despite rising inflation. Further gains were experienced throughout the third quarter from short positions in the Taiwan dollar and Mexican peso versus the U.S. dollar as the value of the U.S. dollar strengthened relative to these currencies following the aforementioned news of better-than-expected U.S. economic data, as well as in response to a worldwide “flight-to-quality” due to fears of an intense credit crunch and subsequent concerns of a global recession.  Additional gains of approximately 1.6% were achieved primarily during January, March, April, May, August, and September, from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea.  A portion of the Partnership’s gains in the first nine months of the year was offset by losses of approximately 0.5% experienced from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened against the

U.S. dollar during January, February, March, and April after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated significant concerns about rising inflation in the United Kingdom. Meanwhile, losses of approximately 0.4% were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing “carry-trade” positions.  Further losses were incurred from newly established long positions in the Japanese yen versus the U.S. dollar during February and April as the value of the Japanese yen reversed lower following comments from the Bank of Japan that the Japanese economy might be slowing.  Losses of approximately 0.3% were incurred primarily during April from short positions in the South African rand versus the U.S. dollar as the value of the South African rand increased amid stronger-than-expected economic data out of South Africa. Newly established long positions in the South African rand versus the U.S. dollar experienced further losses during August as the value of the U.S. dollar reversed higher relative to the South African rand following the aforementioned news of better-than-expected U.S. economic data and amid a worldwide “flight-to-quality”. Lastly, losses of approximately 0.2% and 0.2%, respectively, were recorded from both long and short positions in the Indian rupee and Hungarian forint versus the U.S. dollar as the value of these currencies moved without consistent direction throughout a majority of the first nine months of 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options.  The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership’s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements.  Margin requirements generally range between 2% and 15% of contract face value.  Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily “simulated profit and loss” outcomes.  The VaR is the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter’s simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership’s are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2009 and 2008.  At September 30, 2009 and 2008, the Partnership’s total capitalization was approximately $64 million and $90 million, respectively.

Primary Market	September 30, 2009	September 30, 2008
Risk Category	Value at Risk	Value at Risk

Currency	(1.03)%	(0.73)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2008 through September 30, 2009.

Primary Market Risk Category	High	Low	Average
Currency	(1.03)%	(0.16)%	(0.59)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:
•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
•	changes in portfolio value caused by market movements may differ from those of the VaR model;
•	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;
•	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
•	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movement.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential “risk of ruin”.

The VaR tables provided present the results of the Partnership’s VaR for the Partnership’s market risk exposure at September 30, 2009 and 2008, and for the four quarter-end reporting periods from October 1, 2008, through September 30, 2009.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2009, such amount was equal to approximately 99% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisors, in general, tend to utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2009.  It may be anticipated, however, that market exposure will vary materially over time.

Currency.  The Partnership’s currency market exposure at September 30, 2009, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At September 30, 2009, the Partnership’s major exposures were to the British pound, Japanese yen, Swiss franc, euro, Australian dollar, Canadian dollar, New Zealand dollar, Norwegian krone, Swedish krona, Hungarian forint, Polish zloty, and Czech koruna currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2009:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2009, were in Swiss francs, British pounds, euros, Japanese yen, Swedish kronor, Mexican pesos, Australian dollars, Hungarian forint, New Zealand dollars, Canadian dollars, Polish zlotych, Turkish lire, South African rands, Singapore dollars, Norwegian kroner, Czech koruny, Israeli shekels, Danish krone, and Hong Kong dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.                      CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

 Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Morgan Stanley Smith Barney Spectrum Currency L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 13, 2009	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.