Form 10-K
period 2009-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY LP
filed 2010-03-29
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-31563

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4084211
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
On which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.404 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $68,868,695 at June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(formerly, Morgan Stanley Spectrum Currency L.P.)
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE	……………………………………………………………	1

Part I.

Item 1.	Business	2-5

Item 1A.	Risk Factors	5-6

Item 1B.	Unresolved Staff Comments	6

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	(Removed and Reserved)	7

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8

Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-32

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32-41

Item 8.	Financial Statements and Supplementary Data	41-42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

Item 9A.	Controls and Procedures	42-45

Item 9A(T).	Controls and Procedures	45-46

Item 9B.	Other Information	46

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	47-53

Item 11.	Executive Compensation	53

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54

Item 13.	Certain Relationships and Related Transactions, and Director Independence	54

Item 14.	Principal Accountant Fees and Services	54-55

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	56

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

     Documents Incorporated                                                                                                                  Part of Form 10-K

Partnership’s Prospectus dated May 1, 2008                                                                                                      I

Partnership’s Supplement to the Prospectus dated September 17, 2008                                                         I

Annual Report to Morgan Stanley Smith Barney
Spectrum Series Limited Partners
for the year ended December 31, 2009                                                                                                               II, III, and IV

PART I

Item 1.  BUSINESS

(a) General Development of Business. Morgan Stanley Smith Barney Spectrum Currency L.P. (formerly, Morgan Stanley Spectrum Currency L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts in global currency markets (collectively, “Futures Interest”).  The Partnership commenced trading operations on July 3, 2000.  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).  Additionally, after the Spectrum Series’ November 30, 2008 monthly close, Demeter Management LLC (“Demeter”), the general partner of the Partnership, no longer offers for purchase or exchange units of limited partnership interest (“Unit(s)”) in the Spectrum Series.

The commodity broker is Morgan Stanley & Co. Incorporated (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are John W. Henry & Company, Inc., Sunrise Capital Partners, LLC, C-View International Limited, DKR Fusion Management L.P., and FX Concepts Trading Advisor, Inc. (“FX Concepts”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC.  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).

Demeter does not believe that the change in its ownership had a material impact on the Partnership’s limited partners.  At all times Demeter served as the general partner of the Partnership and it continues to do so.  The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture.  The transaction closed on June 1, 2009.

Prior to June 1, 2009, Demeter was a wholly-owned subsidiary of Morgan Stanley.

Effective September 29, 2009, Demeter changed the name of Morgan Stanley Spectrum Currency L.P. to Morgan Stanley Smith Barney Spectrum Currency L.P.  The name change does not have any impact on the operation of the Partnership or its limited partners.

The Partnership began the year at a net asset value per Unit of $11.16 and returned (10.1)% to $ 10.03 per Unit on December 31, 2009.  For a more detailed description of the Partnership's business see subparagraph (c).

(b)  Financial Information about Segments.  For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts.  The relevant financial information is presented in Items 6 and 8.

(c)  Narrative Description of Business.  The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated May 1, 2008 (the “Prospectus”), and the Partnership’s supplement to the Prospectus dated September 17, 2008, (the “Supplement”), incorporated by reference in this Form 10-K, set forth below.
Facets of Business

1. Summary	1. “Summary” (Pages 1-10 of the Prospectus and Page S-1 of the Supplement).

2. Futures, Options, and Forwards Markets	2. “The Futures, Options, and Forwards Markets” (Pages 198-202 of the Prospectus).

3. Partnership’s Trading Arrangements and Policies	3. “Use of Proceeds” (Pages 31-33 of the Prospectus). “The Trading Advisors” (Pages 83-172 of the Prospectus and Pages S-2 – S-4 of the Supplement.

4. Management of the Partnership
  4. “The Trading Advisors – Management Agreements” – (Page 83 of the Prospectus).  “The General Partner” (Pages 79-82 of the Prospectus and Page S-2 of the Supplement). “The Commodity Brokers” (Pages 174-175 of the Prospectus) and “The Limited Partnership Agreements” (Pages 180-183 of the Prospectus).

5. Taxation of the Partnership’s Limited Partners	5. “Material Federal Income Tax Considerations” and “State and Local Income Tax Aspects” (Pages 190-196 of the Prospectus and pages S-4 – S-5 of the Supplement).

(d)  Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting party and trades futures, forwards, and options on non-U.S. exchanges.

(e)  Available Information.  The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov”.  The Partnership’s CIK number is 0001097396.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in “Quantifying the Partnership’s Trading Value at Risk” in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the “Qualitative Disclosure Regarding Primary Trading Risk Exposures” in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” are deemed to be forward-looking statements for purposes of the safe harbor.

Current limited partners of the Partnership are advised that effective December 1, 2008, Demeter no longer accepts any subscriptions for investments in the Partnership or any exchanges from other Spectrum Series partnerships for Units of the Partnership.  Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership.

The Partnership is in the business of speculative trading of futures, forwards, and options on such contracts.  For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see the discussion of the risk factors as set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of MS&Co.  The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor, New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2009, was approximately 10,315.

(c)  Distributions.  No distributions have been made by the Partnership since it commenced trading operations on July 3, 2000.  Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not intend to make any distributions of the Partnership’s profits.

(d)  Underwriter.  The managing underwriter for the Partnership was MS&Co.

(e)  Use of Proceeds.  All Units remaining unsold after the November 30, 2008 closing were deregistered with the SEC effective January 23, 2009.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2009	2008	2007	2006	2005

Total Trading Results
including interest income	(2,972,125)	19,415,745	(10,793,211)	3,120,675	(34,033,766)

Net Income (Loss)	(7,690,824)	12,531,300	(19,991,189)	(8,575,168)	(49,703,859)

Net Income (Loss) Per
Unit (Limited & General
Partners)	(1.13)	1.32	(1.54)	(0.40)	(2.63)

Total Assets	61,246,059	93,074,766	113,293,630	168,591,117	216,070,006

Total Limited Partners’
Capital	59,798,213	87,533,608	106,178,308	161,303,764	206,199,270

Net Asset Value Per Unit	10.03	11.16	9.84	11.38	11.78

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MS&Co. as commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading.  The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets.  The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(2,972,125) and expenses totaling $4,718,699, resulting in a net loss of $7,690,824 for the year ended December 31, 2009.  The Partnership’s net asset value per Unit decreased from $11.16 at December 31, 2008 to $10.03 at December 31, 2009.  Total redemptions for the year were $20,321,913 and the Partnership’s ending capital was $60,410,401 at December 31, 2009, a decrease of $28,012,737 from ending capital at December 31, 2008, of $88,423,138.

The most significant trading losses of approximately 1.6%, 1.6%, and 1.3%, respectively, were incurred, primarily during March and April, from short positions in the Mexican peso, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  During July, losses were recorded from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso declined during the first half of the month on concerns that the Mexican economy might take longer to recover from a recession than investors previously estimated.

Newly established short positions in the Mexican peso versus the U.S. dollar incurred additional losses during August, September, and October as the value of the Mexican peso rose higher on improved confidence in Mexico’s economy. Meanwhile, further losses were incurred during June from long positions in the euro and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May.  Additional losses were incurred during July from short positions in the euro versus the U.S. dollar as the value of the euro climbed higher on signs that the recession in the Euro-Zone was abating.  During September and October, newly established long positions in the euro versus the U.S. dollar resulted in losses as the value of the euro reversed lower amid concerns regarding the rapid appreciation of the euro at the meeting of Group of 20 leaders.  Further losses were incurred from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved higher during October after crude oil, the nation’s biggest export, rallied higher.  Additional losses of approximately 1.4% were incurred from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved lower against most of its rivals during January and February due to speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased. Further losses were recorded during March and May from newly established short positions in the Japanese yen as the value of the Japanese yen reversed higher amid optimism that demand for the Japanese currency might strengthen.  Losses were also experienced during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher amid the aforementioned speculation that the U.S. Federal Reserve might raise interest rates following better-than-expected U.S. economic data.  During July and August, both long and short positions in the Japanese yen versus the U.S. dollar resulted in losses as the value of the Japanese yen moved without consistent direction during July and August following conflicting economic data out of Japan.  Lastly, losses of approximately 1.3% were recorded from short positions in the Swiss franc versus the U.S. dollar, primarily during March and May, as the value of the Swiss franc moved higher against the U.S. dollar after better-than-expected economic data out of Switzerland added to speculation that the Swiss economy might rebound sooner than expected.  Losses were also incurred during July and September from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar reversed lower against the Swiss franc amid investor belief that the U.S. Federal Reserve might keep U.S. interest rates at historic lows.  In December, long positions in the Mexican peso, Japanese yen, and Swiss franc versus the U.S. dollar resulted in additional losses as the value of the U.S. dollar moved higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates earlier than expected in the wake of positive economic data and consistent strength in the equity markets.  A portion of the Partnership’s overall losses for the year was offset by gains of approximately 2.4%, 1.0%, and 0.7%, respectively, experienced primarily during April, May, and September from long positions in the Australian dollar, New Zealand dollar, and Brazilian real versus the U.S. dollar. Long positions in the Australian dollar, New Zealand dollar, and Brazilian real versus the U.S. dollar profited as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  During October, further gains were experienced from long positions in the Australian dollar, New Zealand dollar, and Brazilian real versus the

U.S. dollar as the value of these currencies moved higher against the U.S. dollar amid speculation that the Reserve Bank of Australia, the Reserve Bank of New Zealand, and the Central Bank of Brazil might raise interest rates faster than other developed countries. Additionally, the value of the Australian dollar and New Zealand dollar moved higher throughout a majority of the year in the wake of stronger gold prices.

The Partnership recorded total trading results including interest income totaling $19,415,745 and expenses totaling $6,884,445, resulting in net income of $12,531,300 for the year ended December 31, 2008.  The Partnership’s net asset value per Unit increased from $9.84 at December 31, 2007, to $11.16 at December 31, 2008.  Total redemptions and subscriptions for the year were $36,137,200 and $4,701,294, respectively, and the Partnership’s ending capital was $88,423,138 at December 31, 2008, a decrease of $18,904,606 from ending capital at December 31, 2007, of $107,327,744.

The most significant trading gains of approximately 3.9%, 3.1%, 1.7%, 1.4%, and 1.3%, respectively, were experienced primarily during the first half of the year from long positions in the Australian dollar, euro, Mexican peso, Chilean peso, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar weakened against most of its major rivals amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world.  Gains were also experienced during July from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar after the Bank of Mexico raised interest rates to curb accelerating inflation, and expectations increased that the Bank of Brazil would raise interest rates.  Further gains were experienced during September, October, and November from newly established short positions in the Australian dollar, euro, Mexican peso, and Chilean peso versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid a “flight-to-quality” due to concerns regarding the fundamental health of the global economy.  Gains of approximately 3.1% were recorded primarily during March from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar fell against its major rivals due to the aforementioned speculation of interest rate cuts by the U.S. Federal Reserve.  During July and August, gains were also experienced from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen declined relative to the U.S. dollar after Japan’s government downgraded its assessment of the economy to "worsening," indicating that the six-year expansion of Japan's economy might have ended.  Furthermore, gains were experienced throughout the fourth quarter from newly established long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar after mounting fears of a global economic recession prompted investors to sell higher-yielding assets funded by loans in Japan.  Additional gains of approximately 1.9% were achieved primarily during January, March, May, September, and October from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell against the U.S. dollar amid news of a widening Current-Account deficit out of Korea.  Lastly, gains of approximately 1.0% were achieved throughout the fourth quarter from short positions in the British pound versus the U.S. dollar as the value of the British pound fell on estimates that the U.K. economy might contract significantly in 2009.  A portion of the Partnership’s overall gains for the year was offset by losses of approximately 0.9% recorded primarily during April and July from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved higher against the U.S. dollar amid rising energy prices and after the Bank of Canada cited improved trade and manufacturing data. Further losses were incurred during October from both short and long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved without consistent direction. Additional losses of 0.5% were incurred primarily during April from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals following better-than-expected U.S. manufacturing data, indicating the U.S. economy might withstand the ongoing credit crisis.  Further losses were also recorded in September and October from both short and long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved inconsistently amid uncertainty regarding the health of the Swiss economy.  Lastly, losses of approximately 0.2% and 0.2%, respectively, were recorded from both long and short positions in the Hungarian forint and Indian rupee versus the U.S. dollar as the value of the these currencies moved without consistent direction throughout a majority of the first nine months of the year.

The Partnership recorded total trading results including interest income totaling $(10,793,211) and expenses totaling $9,197,978, resulting in a net loss of $19,991,189 for the year ended December 31, 2007.  The Partnership’s net asset value per Unit decreased from $11.38 at December 31, 2006, to $9.84 at December 31, 2007.  Total redemptions and subscriptions for the year were $42,256,845 and $6,526,442, respectively, and the Partnership’s ending capital was $107,327,744 at December 31, 2007, a decrease of $55,721,592 from ending capital at December 31, 2006, of $163,049,336.

The most significant trading losses of approximately 7.6% were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy.  Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 2.4% primarily during February, March, July, August, October, and November as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland and speculation that the Swiss National Bank would raise interest rates.  During December, newly established long positions in the Swiss franc versus the U.S. dollar incurred further losses as the value of the U.S. dollar moved higher against its major rivals during the first half of the month following a smaller-than-expected interest rate cut by the U.S. Federal Reserve.  Losses of approximately 2.2% were incurred during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", which encouraged traders to unwind short positions in the Japanese yen against most of its major rivals.  During July, August, and October, short positions in the Japanese yen versus the U.S. dollar resulted in further losses as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced “carry-trade” positions after the sell-off in the global equity markets resulted in investors’ trimming “riskier” assets funded by loans in Japan.

Finally, losses were experienced from both short and long positions in the Japanese yen versus the U.S. dollar during November and December as the value of the Japanese yen moved without consistent direction due to uncertainty regarding the future interest rate policy of the Bank of Japan.  Elsewhere, losses of approximately 1.9% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico.  Additional losses were incurred during June, July, and August from newly established long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower leading up to and after the Bank of Mexico’s decision to hold interest rates steady at 7.25%.  Lastly, smaller losses of approximately 1.2% were recorded primarily during January, February, May, August, November, and December from long positions in the New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding demand for U.S. dollar-denominated government bonds.  A portion of the Partnership’s overall losses for the year was offset by gains of approximately 4.8% recorded primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further if inflation continued to rise.  During September and October, additional gains were experienced from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower leading up to and following the U.S. Federal Reserve’s decision to cut interest rates to 4.50%.  Lastly, during November, long positions in the euro relative to the U.S. dollar experienced additional gains as the euro strengthened against the U.S. dollar after Gross Domestic Product in the Euro-Zone came in higher-than-expected.  Additional gains of approximately 2.7% were experienced throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently strong economic data out of Brazil led to investor sentiment that the Central Bank of Brazil would continue raising interest rates.  In December, long positions in the Brazilian real versus the U.S. dollar achieved gains as the value of the U.S. dollar moved lower relative to its major rivals amid investor sentiment that U.S. interest rates would continue to decline.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2009 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

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

In addition to the Trading Advisors’ internal controls, the Trading Advisors must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained.  The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisors to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership.  The ultimate counterparty or guarantor of the Partnership for futures, forward and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk.  There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.  In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

Demeter deals with these credit risks of the Partnership in several ways.  First, Demeter monitors the Partnership’s credit exposure to each exchange on a daily basis.  The commodity brokers inform the Partnership, as with all of their customers, of the Partnership’s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership’s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership’s margin liability thereon.

Second, the Partnership’s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership’s trading, usually over several different products and exchanges.  Historically, the Partnership’s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership’s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

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

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures.
As defined by Accounting Standards codification (“ASC”) 820-10-55, Fair Value Measurements and Disclosures (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The following tables summarize the valuation of the Partnership’s investments according to the level of the above ASC 820-10-55 fair value hierarchy as of December 31, 2009 and 2008, respectively:
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009	$	$	$	$
Assets
Net unrealized loss on open contracts	-	(462,626)	n/a	(462,626)
Options purchases	-	121	n/a	121

December 31, 2008
Assets
Net unrealized loss on open contracts	-	(403,907)	n/a	(403,907)
Options purchases	-	251	n/a	251

Liabilities
Options written	-	251	n/a	251

Derivatives and Hedging
ASC 815-10-65, Derivatives and Hedging (formerly, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133), which was issued in March 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership’s financial position, financial performance, and cash flows.  ASC 815-10-65 is effective as of January 1, 2009, for the Partnership.  The adoption of ASC 815-10-65 did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

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

The following table summarizes the valuation of the Partnership’s investments as required by the ASC 815-10-65 as of December 31, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Foreign currency	322,002	(671,027)	178,089	(370,007)	(540,943)	5,742
Total	322,002	(671,027)	178,089	(370,007)	(540,943)

Unrealized currency gain					78,317
Total net unrealized loss on open contracts					(462,626)

Option Contracts at Fair Value	$
Options purchased	121
Options written	—

The following table summarizes the net trading results of the Partnership for the year ended December 31, 2009 as required by the disclosures about Derivatives and Hedging Topic of ASC 815-10-65.

The Effect of Trading Activities on the Statements of Operations for the year ended December 31, 2009 included in Total Trading Results:

Type of Instrument	$

Foreign currency	(2,979,122)
Unrealized currency loss	(52,641)
Total	(3,031,763)

Line Items on the Statements of Operations for the year ended December 31, 2009:

Trading Results	$

Realized	(2,992,672)
Net change in unrealized	(39,091)

Total Trading Results	(3,031,763)

Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative accounting principles generally accepted in the United States and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Subsequent Events
The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009, and Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosures Requirements, which was issued in February 2010.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009 and ASU No.

2010-09 is effective immediately.  Management has performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective February 19, 2010, is disclosed in the Subsequent Events section on page 32.

(c)  Fair Value Measurements
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

Recent Accounting Pronouncements
(a)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Partnership is currently assessing the impact of adopting ASU No. 2010-06.

(b) Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC 810-10, Consolidation of Variable Interest Entities (formerly, SFAS 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  ASC 810-10 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. ASC 810-10 is applicable for annual periods beginning after November 15, 2009, and interim periods thereafter. Effective February 25, 2010, the FASB has decided to indefinitely defer the application of ASC 810-10 for certain entities. Management believes that the Partnership meets the criteria for the indefinite deferral of the application of ASC 810-10.

Subsequent Events
On February 19, 2010, Demeter notified FX Concepts that the Management Agreement dated as of October 9, 2007, and any amendments or revisions subsequently made thereto, among the Partnership, Demeter and FX Concepts, pursuant to which FX Concepts traded a portion of the Partnership’s assets in commodity interest contracts, would be terminated effective February 26, 2010.  Consequently, FX Concepts ceased all commodity interest trading on behalf of the Partnership effective February 26, 2010.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at December 31, 2009 and 2008.  At December 31, 2009 and 2008, the Partnership’s total capitalization was approximately $60 million and $88 million, respectively.

Primary Market	December 31, 2009	December 31, 2008
Risk Category	Value at Risk	Value at Risk

Currency	(1.01)%	(0.16)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the December 31, 2009 and 2008 VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2009 through December 31, 2009 and January 1, 2008 through December 31, 2008, respectively.

December 31, 2009
Primary Market Risk Category	High	Low	Average
Currency	(1.03)%	(0.42)%	(0.80)%

December 31, 2008
Primary Market Risk Category	High	Low	Average
Currency	(1.18)%	(0.16)%	(0.80)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at December 31, 2009 and 2008, and for the four quarter-end reporting periods during calendar years 2009 and 2008. VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of December 31, 2009, such amount is equal to approximately 101% of the Partnership‘s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading  Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisors, in general tend to utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

The following was the only trading risk exposure of the Partnership at December 31, 2009.  It may be anticipated, however, that market exposure will vary materially over time.

Currency.  The Partnership’s currency market exposure at December 31, 2009, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At December 31, 2009, the Partnership’s major exposures were to the euro, British pound, Australian dollar, Japanese yen, Czech koruna, Polish zloty, Swedish krona, New Zealand dollar, Canadian dollar, Mexican peso, Turkish lire, Swiss franc, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2009:

Foreign Currency Balances.  The Partnership’s major foreign currency balances at December 31, 2009, were in Japanese yen, Canadian dollars, euros, Australian dollars, Mexican pesos, Polish zlotych, British pounds, Hungarian forint, Swiss francs, Singapore dollars, Turkish lire, South African rands, New Zealand dollars, Swedish kronor, Czech koruny, Norwegian kroner, Israeli shekels, Danish kroner, and Hong Kong dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2009
March 31	$(1,901,306)	$(3,287,178)	$(0.44)
June 30	1,185,103	(7,064)	—
September 30	(1,389,496)	(2,489,283)	(0.39)
December 31	(866,426)	(1,907,299)	(0.30)

Total	$(2,972,125)	$(7,690,824)	$(1.13)

2008
March 31	$9,521,060	$7,696,715	$0.73
June 30	(4,658)	(1,887,846)	(0.18)
September 30	(1,173,669)	(2,821,163)	(0.30)
December 31	11,073,012	9,543,594	1.07

Total	$19,415,745	$12,531,300	$1.32

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Management’s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and directors of Demeter; and

•
Provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the Partnership’s internal control over financial reporting.  This report, which expresses an unqualified opinion on the Partnership’s internal control over financial reporting, appears under “Report of Independent Registered Public Accounting Firm” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this annual report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9A(T).  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this annual report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting
Demeter is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Demeter has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Demeter used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  Demeter has concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.  The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 45, is a Director, Chairman of the Board of Directors, and President of Demeter.  Mr. Davis is a Managing Director at Morgan Stanley Smith Barney and the Director of Morgan Stanley Smith Barney’s Managed Futures Department.  Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group.  Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds.  Mr. Davis received an M.B.A. in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. degree in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 54, is a Director of Demeter.  Mr. Zafran is a Managing Director at Morgan Stanley Smith Barney and in June 2009, was named Director of Annuities.  Previously, Mr. Zafran was Director of the Wealth Solutions Division.  Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior

Operations Officer — Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations.  Subsequently, he was named Chief Administrative Officer of Morgan Stanley’s Client Solution Division in 2002.  Mr. Zafran, in addition of being a Director of Demeter, is a Director of Morgan Stanley Insurance Services, Inc., Morgan Stanley Smith Barney Insurance Services LLC, The Insured Retirement Institute and Community Hospice of Bergen County Inc., and Morgan Stanley Dean Witter Insurance Services (Arizona) Inc.   Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 44, is a Director of Demeter.  Mr. Ketterer is a Managing Director and Chief Operating Officer, Wealth Management Group, within Morgan Stanley Smith Barney.  Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm: most recently as a head of the Product Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley’s Global Wealth Management Group.  Mr. Ketterer, in addition of being a Director of Demeter, is a Director of Morgan Stanley GWM Feeder Strategies LLC, Morgan Stanley HedgePremier GP LLC, and Morgan Stanley Offshore Investment Company Ltd.  Mr. Ketterer received his M.B.A. from New York University’s Leonard N. Stern School of Business and his B.S. degree in Finance from the University at Albany’s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 51, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division as Equity Business Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee and manages the Stock Lending business.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, Futures and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective March 20, 2008, Mr. Jose Morales, age 33, is a Director of Demeter.  Mr. Morales has been a principal of Demeter since June 23, 2008.  Mr. Morales is an Executive Director at Morgan Stanley Smith Barney and is the Associate Director of its New Products Committee.  Prior to his current role, Mr. Morales headed the Product Development Group for Morgan Stanley & Co. Incorporated’s Global Wealth Management business since August 2007.  Mr. Morales joined Morgan Stanley in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley

Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007.  Prior to his appointment as a director of Demeter, Mr. Morales served as a member  of the managed Futures Investment Management Committee from March of 2005 until March of 2008.  Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective May 11, 2006, Mr. Michael McGrath, age 41, is a Director of Demeter.  Mr. McGrath is a Managing Director at Morgan Stanley Smith Barney and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney. He also serves on the Management Committee of the Global Wealth Management Group.   Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley & Co. Incorporated as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley & Co. Incorporated’s Global Wealth Management Group.  Mr. McGrath joined Morgan Stanley & Co. Incorporated in May 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois.  At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor.  Mr. McGrath, in addition to being a

Director of Demeter is a Director of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC.  Mr. McGrath received his B.A. degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his M.B.A. in Finance from New York University in 1996.

Effective September 22, 2006, Mr. Jacques Chappuis, age 40, is a Director of Demeter.  Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investment Partners.  He joined Morgan Stanley in 2006 and has 16 years of relevant industry experience.  Prior to his current role, he was Head of Alternative Investments for Morgan Stanley’s Global Wealth Management Group responsible for all aspects of the alternative investments platform including Morgan Stanley’s industry-leading managed futures fund of fund business and customized hedge fund portfolio business.  Mr. Chappuis has experience managing Fund of Fund organizations.  Demeter previously reported to him, as did Graystone Consulting, as does Morgan Stanley Alternative Investment Partners currently.  Before joining Morgan Stanley, Jacques was Head of Alternative Investments for Citigroup’s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments.  In both roles, Jacques’ responsibilities spanned the spectrum of alternative investments including hedge funds, private equity, and real estate, among others.  Previously, Jacques was a consultant at the Boston Consulting Group where he focused on the financial services sector, and an investment banker at Bankers Trust Company.  Mr. Jacques Chappuis, in addition of being a Director of Demeter, is a Director of Morgan Stanley AIP Funding Inc. and Morgan Stanley HedgePremier GP LLC, Chairman of Morgan Stanley AIP (Cayman) GP Ltd., Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley Alternative Investments Inc., Morgan Stanley HedgePremier GP LLC, Morgan Stanley Institutional Cayman Fund SPC, and

Morgan Stanley Opportunistic Cayman Fund SPC, Managing Director of Morgan Stanley AIP (Cayman) GP Ltd., Morgan Stanley AIP Funding Inc., Morgan Stanley Alternative Investments Inc., Morgan Stanley Institutional Cayman Fund SPC, Morgan Stanley Investment Management Inc., Morgan Stanley Opportunistic Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership Fund GP Inc., and Morgan Stanley Alpha Institutional Cayman Fund SPC, and President of Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership Fund GP Inc., and Morgan Stanley HedgePremier GP LLC.  Mr. Chappuis was a Director, Chairman, and President of Morgan Stanley GWM Feeder Strategies LLC from February 2007 to September 2009.  Mr. Chappuis received an M.B.A. with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. degree in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 48, serves as Chief Financial Officer of Demeter.  He is an Executive Director within Morgan Stanley’s Financial Control Group.  Mr. Angstadt also serves as Chief Financial Officer for Morgan Stanley Trust NA, and is responsible for the financial management of the regulated bank. Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm’s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations and Morgan Stanley Trust FSB).  Mr. Angstadt received a B.A. degree in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2009, were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Demeter.  The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley or Morgan Stanley Smith Barney and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/ ourcommitment/codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee.  However, Demeter has a Disclosure Committee that meets quarterly to review periodic filings made by the Partnership for which Demeter acts as the general partner.  Demeter’s Disclosure Committee reports directly to the Board of Directors of Demeter which serves as its audit committee.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2009, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management – At December 31, 2009, Demeter owned 61,050.343 Units of general partnership interest, representing a 1.01 percent interest in the Partnership.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

Refer to Note 5 – “Related Party Transactions” of “Notes to Financial Statements”, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $3,288,790 for the year ended December 31, 2009.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2009.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, audit of Management’s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $54,009 for the year ended December 31, 2009, and $50,296 for the year ended December 31, 2008.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay Deloitte & Touche LLP any amounts in 2009 and 2008 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.
Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership.  The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership.  Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the brokerage fees paid for by the Partnership are approved by Morgan Stanley’s Board Audit Committee and the Board of Directors of Demeter.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2009, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2009 and 2008.

-	Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 2009, 2008, and 2007.

-           Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2009, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No Financial Statement schedules are required to be filed with this report.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-4.

SIGNATURE

Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

March 29, 2010	By:	/s/Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management LLC

BY:	/s/	Walter Davis	March 29, 2010
Walter Davis, President

	/s/	Frank Zafran	March 29, 2010
Frank Zafran, Director

	/s/	Douglas J. Ketterer	March 29, 2010
Douglas J. Ketterer, Director

	/s/	Harry Handler	March 29, 2010
Harry Handler, Director

	/s/	Jose A. Morales	March 29, 2010
Jose A. Morales, Director

	/s/	Michael P. McGrath	March 29, 2010
Michael P. McGrath, Director

	/s/	Jacques Chappuis	March 29, 2010
Jacques Chappuis, Director

	/s/	Christian Angstadt	March 29, 2010
Christian Angstadt, Chief Financial Officer

 EXHIBIT INDEX
ITEM

3.01
Form of Amended and Restated Limited Partnership Agreement of the Partnership is incorporated by reference to Exhibit A of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 1, 2008.

3.01(a)
Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of the Partnership, dated May 31, 2009, is incorporated by reference to Exhibit 3.01(a) of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on June 4, 2009.

3.02
Certificate of Limited Partnership, dated October 20, 1999, is incorporated by reference to Exhibit 3.02 of the Partnership’s Registration Statement on Form S-1 (File No. 333-90485) filed with the Securities and Exchange Commission on November 5, 1999.

3.03
Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2001 (changing its name from Dean Witter Spectrum Currency L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

3.04
Certificate of Amendment of Certificate of Limited Partnership, dated June 1, 2009, (changing the name and mailing address of the general partner of the Partnership), is incorporated by reference to Exhibit 3.04 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on June 4, 2009.

3.06
Certificate of Amendment of Certificate of Limited Partnership, dated September 29, 2009 (changing its name from Morgan Stanley Spectrum Currency L.P., to Morgan Stanley Smith Barney Spectrum Currency L.P.), is incorporated by reference to Exhibit 3.06 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 5, 2009.

10.01
Management Agreement among the Partnership, Demeter, and John W. Henry & Company, Inc., dated as of March 6, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership’s Quarterly Report on Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on November 14, 2000.

10.01(a)
Amendment to Management Agreement, dated as of November 30, 2000, among the Partnership, John W. Henry, Inc., and Demeter is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on January 3, 2001.

E-1

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

10.05
Escrow Agreement, dated as of July 25, 2007, among The Bank of New York, Demeter, and Morgan Stanley & Co. Incorporated, is incorporated by reference to Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on July 31, 2007.

10.06
Form of Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2008.

10.08
Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to Exhibit C of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2008.

10.09
Customer Agreement between the Partnership and Morgan Stanley DW, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

10.09 (a)
Amendment No. 1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July 1, 2005, is incorporated by reference to Exhibit 10.09(a) of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on August 10, 2005.

10.10
Commodity Futures Customer Agreement between MS&Co. and the Partnership, and acknowledged and agreed to by Morgan Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

10.12
Securities Account Control Agreement between the Partnership and MS&Co., dated as of June 6, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

E-2

10.13
Management Agreement, dated as of October 9, 2007, among the Partnership, Demeter, and C-View International Limited, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 15, 2007.

10.14
Management Agreement, dated as of October 9, 2007, among the Partnership, Demeter, and DKR Fusion Management L.P., is incorporated by reference to Exhibit 10.14 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 15, 2007.

10.16
Foreign Exchange and Options Master Agreement, dated as of November 28, 2007, between Morgan Stanley & Co. Incorporated and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on December 4, 2007.

10.17
Foreign Exchange and Options Master Agreement, dated as of November 28, 2007, between Morgan Stanley Capital Group Inc. and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.14 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on December 4, 2007.

10.18
Customer FX Prime Brokerage Agreement, dated as of November 27, 2007, between Morgan Stanley & Co. Incorporated and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.15 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on December 4, 2007.

10.19
Customer FX Prime Brokerage Agreement, dated as of November 27, 2007, between Morgan Stanley Capital Group Inc. and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.16 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on December 4, 2007.

E-3

13.01	December 31, 2009, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4