Form 10-Q
period 2010-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY LP
filed 2010-05-13
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2010 and December 31, 2009	2

	Statements of Operations for the Quarters Ended March 31, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2010 and 2009	4

	Statements of Cash Flows for the Quarters Ended March 31, 2010 and 2009	5

	Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-35

Item 4.	Controls and Procedures	36

Item 4T.	Controls and Procedures	36-37

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 6.	Exhibits	38

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:

Unrestricted cash	58,189,932	61,087,188
Restricted cash	184,886	620,523

Total cash	58,374,818	61,707,711

Net unrealized gain (loss) on open contracts (MS&Co.)	374,140	(462,626)

Options purchased (premiums paid $0 and $1,442, respectively)	—	121

Total Trading Equity	58,748,958	61,245,206

Interest receivable (MS&Co.)	4,375	853

Total Assets	58,753,333	61,246,059

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	959,896	491,924
Accrued brokerage fees (MS&Co.)	223,709	239,572
Accrued management fees	97,265	104,162

Total Liabilities	1,280,870	835,658

Partners’ Capital

Limited Partners (5,737,967.780 and 5,963,360.859 Units, respectively)	56,885,509	59,798,213
General Partner (59,205.343 and 61,050.343 Units, respectively)	586,954	612,188

Total Partners’ Capital	57,472,463	60,410,401

Total Liabilities and Partners’ Capital	58,753,333	61,246,059

NET ASSET VALUE PER UNIT	9.91	10.03

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	6,682	21,843

EXPENSES
Brokerage fees (MS&Co.)	681,842	965,910
Management fees	296,453	419,962

Total Expenses	978,295	1,385,872

NET INVESTMENT LOSS	(971,613)	(1,364,029)

TRADING RESULTS
Trading profit (loss):
Realized	(553,181)	(1,025,336)
Net change in unrealized	838,087	(897,813)

Total Trading Results	284,906	(1,923,149)

NET LOSS	(686,707)	(3,287,178)

NET LOSS ALLOCATION

Limited Partners	(679,739)	(3,254,119)
General Partner	(6,968)	(33,059)

NET LOSS PER UNIT*

Limited Partners	(0.12)	(0.44)
General Partner	(0.12)	(0.44)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,960,682.085	7,418,471.753

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2008	7,923,153.973	87,533,608	889,530	88,423,138

Net Loss	–	(3,254,119)	(33,059)	(3,287,178)

Redemptions	(1,049,401.701)	(11,310,431)	(114,397)	(11,424,828)

Partners’ Capital,
March 31, 2009	6,873,752.272	72,969,058	742,074	73,711,132

Partners’ Capital,
December 31, 2009	6,024,411.202	59,798,213	612,188	60,410,401

Net Loss	–	(679,739)	(6,968)	(686,707)

Redemptions	(227,238.079)	(2,232,965)	(18,266)	(2,251,231)

Partners’ Capital,
March 31, 2010	5,797,173.123	56,885,509	586,954	57,472,463

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(686,707)	(3,287,178)
Noncash item included in net loss:
Net change in unrealized	(838,087)	897,813

(Increase) decrease in operating assets:
Restricted cash	435,637	(891,452)
Net premiums paid for options purchased	1,442	40,999
Interest receivable (MS&Co.)	(3,522)	(5,862)

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(15,863)	(50,302)
Accrued management fees	(6,897)	(21,870)
Net premiums received from options written	–	(24,780)

Net cash used for operating activities	(1,113,997)	(3,342,632)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(1,783,259)	(11,272,376)

Net cash used for financing activities	(1,783,259)	(11,272,376)

Net decrease in unrestricted cash	(2,897,256)	(14,615,008)

Unrestricted cash at beginning of period	61,087,188	92,837,025

Unrestricted cash at end of period	58,189,932	78,222,017

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
March 31, 2010 Partnership Partners’ Capital: $57,472,463

Foreign currency	488,054	0.85	(218,952)	(0.38)	269,102

Grand Total:	488,054	0.85	(218,952)	(0.38)	269,102

Unrealized Currency Gain				0.18	105,038

Total Net Unrealized Gain on Open Contracts					374,140

Futures and Forward Contracts	Long Unrealized Loss	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $60,410,401

Foreign currency	(349,025)	(0.58)	(191,918)	(0.32)	(540,943)

Grand Total:	(349,025)	(0.58)	(191,918)	(0.32)	(540,943)

Unrealized Currency Gain				0.13	78,317

Total Net Unrealized Loss on Open Contracts					(462,626)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	121	–
Options written on Futures Contracts	–	–
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Currency L.P. (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

1.  Organization
Morgan Stanley Smith Barney Spectrum Currency L.P. is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the "Spectrum Series").

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The commodity broker is Morgan Stanley & Co. Incorporated ("MS&Co.").  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited, DKR Fusion Management L.P., John W. Henry & Company, Inc., and Sunrise Capital Partners, LLC (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

On February 19, 2010, Demeter notified FX Concepts Trading Advsior, Inc. (“FX Concepts”) that the Management Agreement dated as of October 9, 2007 and any amendments or revisions subsequently made thereto, among the Partnership, Demeter and FX Concepts, pursuant to which FX Concepts traded a portion of the Partnership’s assets in commodity interest contracts, would be terminated effective February 26, 2010.  Consequently, FX Concepts ceased all commodity interest trading on behalf of the Partnership effective February 26, 2010.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

This guidance issued by Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying asset at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment provisions;
2)	Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors; and
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2010	–	374,140	374,140	–	Jun. 2010
Dec. 31, 2009	–	(462,626)	(462,626)	–	Mar. 2010

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivatives and Hedging
Effective January 1, 2009, the Partnership adopted the provision of the Derivatives and Hedging Topic of the FASB Codification, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used and their effects on the Partnership’s financial

-  14 -

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

position, financial performance, and cash flows.  The adoption of this new guidance did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of March 31, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of outstanding contracts (absolute quantity)
	$	$	$	$	$

Foreign currency	724,514	(236,460)	304,656	(523,608)	269,102	5,700
Total	724,514	(236,460)	304,656	(523,608)	269,102

Unrealized currency gain					105,038
Total net unrealized gain on open contracts					374,140

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of outstanding contracts (absolute quantity)
	$	$	$	$	$

Foreign currency	322,002	(671,027)	178,089	(370,007)	(540,943)	5,742
Total	322,002	(671,027)	178,089	(370,007)	(540,943)

Unrealized currency gain					78,317
Total net unrealized gain on open contracts					(462,626)

Option Contracts at Fair Value	$

Options purchased	121
Options written	—

The following tables summarize the net trading results of the Partnership for the quarters ended  March 31, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2010 included in Total Trading Results:

Type of Instrument	$

Foreign currency	258,185
Unrealized currency gain	26,721
Total	284,906

Line Items on the Statements of Operations for the Quarter Ended March 31, 2010:
Trading Results	$

Realized	(553,181)
Net change in unrealized	838,087
Total Trading Results	284,906

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2009 included in Total Trading Results:

Type of Instrument	$

Forward currency	(1,908,737)
Unrealized currency loss	(14,412)
Total	(1,923,149)

Line Items on the Statements of Operations for the Quarter Ended March 31, 2009:
Trading Results	$

Realized	(1,025,336)
Net change in unrealized	(897,813)
Total Trading Results	(1,923,149)

6.  Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on forward contracts	–	374,140	n/a	374,140

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on forward contracts	–	462,626	n/a	462,626
Options purchased	–	121	n/a	121

7.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It was effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments

In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance was effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

8.  Recent Pronouncements
(a) Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after

-  20 -

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(b)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods beginning after November 15, 2009, and interim periods thereafter.

Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria of the indefinite deferral of the application of this guidance.

9.  Restricted and Unrestricted Cash
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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March

31, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through  21 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Quarter Ended March 31, 2010
The Partnership recorded total trading results including interest income totaling $291,588 and expenses totaling $978,295, resulting in a net loss of $686,707 for the quarter ended March 31, 2010.  The Partnership’s net asset value per Unit decreased from $10.03 on December 31, 2009 to $9.91 at March 31, 2010.

The most significant trading losses of approximately 0.8% were incurred, primarily during January and February, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar after reports revealed better-than-expected production and unemployment data from Japan.  Additional losses of approximately 0.3% and 0.3%, respectively, were recorded during January from long positions in the South African rand and Norwegian krone versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies during the latter half of the month after a drop in the global equity markets diminished demand for higher-yielding currency assets, thereby causing the U.S. dollar to benefit as a “safe-haven” currency. Further losses were recorded from newly established short positions in the Norwegian krone versus the U.S. dollar as the value of the Norwegian krone increased during March amid rising oil prices, the nation’s largest export.  A portion of these losses for the quarter was offset by gains of approximately 1.1% that were achieved, primarily during January and February, from short positions in the euro versus the U.S. dollar as the value of the euro decreased relative to the U.S. dollar amid concerns regarding Greece’s mounting debt burden.  Additional gains of 0.5% and 0.4%, respectively, were experienced from long positions in the Mexican peso and Swedish krone versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar, primarily during February and March, after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies.  Furthermore, the value of the Mexican peso moved higher at the end of March after Mexico’s Finance Ministry raised its forecast for the nation’s economic growth this year to 4.1%, the fastest pace in a decade.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(1,901,306) and expenses totaling $1,385,872, resulting in a net loss of $3,287,178 for the quarter ended March 31, 2009.  The Partnership’s net asset value per Unit decreased from $11.16 at December 31, 2008 to $10.72 at March 31, 2009.

The most significant trading losses of approximately 0.5% were incurred, primarily during January, from long positions in the euro versus the U.S. dollar as the value of the euro moved lower against the U.S. dollar on expectations the European Central Bank would cut interest rates amid signs of economic slowing and deterioration in the Euro-Zone. Additional losses of approximately 0.5% were incurred from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved lower against most of its rivals during January and February amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased. Further losses were recorded during March from newly established short positions in the Japanese yen as the value of the Japanese yen reversed higher during the latter half of the month amid consistently weak economic data out of Japan. Further losses of approximately 0.5% were experienced from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved lower throughout the majority of the quarter on expectations that Brazil’s economy might grow at the slowest pace in six years. Smaller losses of 0.4% and 0.3%, respectively, were recorded from short positions in the Slovak koruna and Swiss franc versus the U.S. dollar primarily during March as the value of the U.S. dollar reversed lower against most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. A portion of these losses for the quarter was offset by gains of approximately 0.5%, 0.3%, and 0.2%, respectively, achieved primarily during January from short positions in the Polish zloty, New Zealand dollar, and Russian ruble versus the U.S. dollar as the value of the U.S. dollar increased against these currencies after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years. Additionally, the value of the New Zealand dollar declined after the Reserve Bank of New Zealand signaled that it might further reduce interest rates in order to stimulate the economy of New Zealand.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2010 and 2009.  At March 31, 2010 and 2009, the Partnership’s total capitalization was approximately $57 million and $74 million, respectively.

Primary Market	March 31, 2010	March 31, 2009
Risk Category	Value at Risk	Value at Risk

Currency	(1.24)%	(0.42)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and April 1, 2008 through March 31, 2009, respectively.

March 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.24)%	(0.76)%	(1.01)%

March 31, 2009
Primary Market Risk Category	High	Low	Average
Currency	(1.12)%	(0.16)%	(0.61)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential “risk of ruin.”

The VaR tables provided present the results of the Partnership’s VaR for the Partnership’s market risk exposure at March 31, 2010 and 2009, and for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and from April 1, 2008 through March 31, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2010, such amount was equal to approximately 100% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at March 31, 2010.  It may be anticipated, however, that market exposure will vary materially over time.

Currency.  The Partnership’s currency market exposure at March 31, 2010 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At March 31, 2010, the Partnership’s major exposures were to the British pound, Japanese yen, Australian dollar, Canadian dollar, New Zealand dollar, euro, Swedish krona, Swiss franc, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the primary non-trading risk exposure of the Partnership at March 31, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at March 31, 2010 were in Swiss francs, Polish zlotych, euros, Japanese yen, Australian dollars, Hungarian forint, British pounds, South African rands, Canadian dollars, New Zealand dollars, Turkish lire, Singapore dollars, Czech koruny, Mexican pesos, Swedish kronor, Norwegian kroner, Hong Kong dollars, Israeli shekels, and Danish krone.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.     CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) of the Exchange Act) and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the

Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2010.

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2009.

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

-  38 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Currency L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

May 13, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.