Form 10-Q
period 2010-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY LP
filed 2010-08-12
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-40

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:

Unrestricted cash	53,588,514	61,087,188
Restricted cash	521,421	620,523

Total cash	54,109,935	61,707,711

Net unrealized loss on open contracts (MS&Co.)	(449,496)	(462,626)

Options purchased (premiums paid $134,381 and $1,442, respectively)	130,283	121

Total Trading Equity	53,790,722	61,245,206

Interest receivable (MSSB)	3,033	853

Total Assets	53,793,755	61,246,059

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	654,585	491,924
Accrued brokerage fees (MS&Co.)	207,225	239,572
Accrued management fees	90,098	104,162
Options written (premiums received $20,702 and $0, respectively)	21,640	—

Total Liabilities	973,548	835,658

Partners’ Capital

Limited Partners ( 5,465,878.571 and 5,963,360.859 Units, respectively)	52,289,122	59,798,213
General Partner (55,515.343 and 61,050.343 Units, respectively)	531,085	612,188

Total Partners’ Capital	52,820,207	60,410,401

Total Liabilities and Partners’ Capital	53,793,755	61,246,059

NET ASSET VALUE PER UNIT	9.57	10.03

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	14,765	16,717	21,447	38,560

EXPENSES
Brokerage fees (MS&Co.)	643,529	830,905	1,325,371	1,796,815
Management fees	279,795	361,262	576,248	781,224

Total Expenses	923,324	1,192,167	1,901,619	2,578,039

NET INVESTMENT LOSS	(908,559)	(1,175,450)	(1,880,172)	(2,539,479)

TRADING RESULTS
Trading profit (loss):
Realized	(211,274)	(294,623)	(764,455)	(1,319,959)
Net change in unrealized	(828,672)	1,463,009	9,415	565,196

Total Trading Results	(1,039,946)	1,168,386	(755,040)	(754,763)

NET LOSS	(1,948,505)	(7,064)	(2,635,212)	(3,294,242)

NET LOSS ALLOCATION

Limited Partners	(1,928,904)	(6,991)	(2,608,643)	(3,261,110)
General Partner	(19,601)	(73)	(26,569)	(33,132)

NET LOSS PER UNIT *

Limited Partners	(0.34)	–	(0.46)	(0.47)
General Partner	(0.34)	–	(0.46)	(0.47)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,679,062.758	6,675,419.309	5,819,094.467	7,071,687.425

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	6,024,411.202	59,798,213	612,188	60,410,401

Net Loss	–	(2,608,643)	(26,569)	(2,635,212)

Redemptions	(503,017.288)	(4,900,448)	(54,534)	(4,954,982)

Partners’ Capital,
June 30, 2010	5,521,393.914	52,289,122	531,085	52,820,207

Partners’ Capital,
December 31, 2008	7,923,153.973	87,533,608	889,530	88,423,138

Net Loss	–	(3,261,110)	(33,132)	(3,294,242)

Redemptions	(1,433,999.579)	(15,403,803)	(144,738)	(15,548,541)

Partners’ Capital,
June 30, 2009	6,489,154.394	68,868,695	711,660	69,580,355

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(2,635,212)	(3,294,242)
Noncash item included in net loss:
Net change in unrealized	(9,415)	(565,196)

(Increase) decrease in operating assets:
Restricted cash	99,102	567,430
Net premiums paid for options purchased	(132,939)	18,031
Interest receivable (MSSB)	(2,180)	(3,835)

Increase (decrease) in operating liabilities:
Accrued brokerage fees (MS&Co.)	(32,347)	(83,750)
Accrued management fees	(14,064)	(36,413)
Net premiums received from options written	20,702	(18,565)

Net cash used for operating activities	(2,706,353)	(3,416,540)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(4,792,321)	(18,457,233)

Net cash used for financing activities	(4,792,321)	(18,457,233)

Net decrease in unrestricted cash	(7,498,674)	(21,873,773)

Unrestricted cash at beginning of period	61,087,188	92,837,025

Unrestricted cash at end of period	53,588,514	70,963,252

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
June 30, 2010 Partnership Partners’ Capital: $52,820,207

Foreign currency	48,145	0.09	(530,393)	(1.00)	(482,248)

Grand Total:	48,145	0.09	(530,393)	(1.00)	(482,248)

Unrealized Currency Gain				0.06	32,752

Total Net Unrealized Loss on Open Contracts					(449,496)

Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	130,283	0.25
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(21,640)	(0.04)

Futures and Forward Contracts	Long Unrealized Loss	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $60,410,401

Foreign currency	(349,025)	(0.58)	(191,918)	(0.32)	(540,943)

Grand Total:	(349,025)	(0.58)	(191,918)	(0.32)	(540,943)

Unrealized Currency Gain				0.13	78,317

Total Net Unrealized Loss on Open Contracts					(462,626)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	121	–
Options written on Futures Contracts	–	–
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS&Co.").  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co. and MSCG are wholly-owned  subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited, DKR Fusion Management L.P., John W. Henry & Company, Inc., and Sunrise Capital Partners, LLC (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  At each month end, MSSB pays the Partnership interest income on 80% of the funds on deposit with the commodity broker at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

This guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized losses on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Losses on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2010	–	(449,496)	(449,496)	–	Sep. 2010
Dec. 31, 2009	–	(462,626)	(462,626)	–	Mar. 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement price.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivatives and Hedging
Effective January 1, 2009, the Partnership adopted the provision of the Derivatives and Hedging Topic of the FASB Codification, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used and their effects on the Partnership’s financial position, financial performance, and cash flows.  The adoption of this new guidance did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of June 30, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
	$	$	$	$	$

Foreign currency	513,123	(464,978)	223,635	(754,028)	(482,248)	6,920
Total	513,123	(464,978)	223,635	(754,028)	(482,248)

Unrealized currency gain					32,752
Total net unrealized loss on open contracts					(449,496)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
	Fair	for six months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	130,283	2
Options written	(21,640)	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Foreign currency	322,002	(671,027)	178,089	(370,007)	(540,943)	5,740
Total	322,002	(671,027)	178,089	(370,007)	(540,943)

Unrealized currency gain					78,317
Total net unrealized loss on open contracts					(462,626)

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	121	2
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and six months ended                    June 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Foreign currency	(967,659)	(709,474)
Unrealized currency loss	(72,287)	(45,566)
Total	(1,039,946)	(755,040)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2010:
	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Trading Results	$	$

Realized	(211,274)	(764,455)
Net change in unrealized	(828,672)	9,415
Total Trading Results	(1,039,946)	(755,040)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Type of Instrument	$	$

Foreign currency	1,193,996	(714,741)
Unrealized currency loss	(25,610)	(40,022)
Total	1,168,386	(754,763)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Trading Results	$	$

Realized	(294,623)	(1,319,959)
Net change in unrealized	1,463,009	565,196
Total Trading Results	1,168,386	(754,763)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
June 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on forward contracts	–	(449,496)	n/a	(449,496)
Options purchased	–	130,283	n/a	130,283

Liabilities
Options written	–	(21,640)	n/a	(21,640)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on forward contracts	–	(462,626)	n/a	(462,626)
Options purchased	–	121	n/a	121

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments

In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

(e) Improving Disclosures about Fair Value Measurements
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

(f)  Consolidation of Variable Interest Entities
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

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June

30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $(1,025,181) and expenses totaling $923,324, resulting in a net loss of $1,948,505 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $9.91 on March 31, 2010 to $9.57 at June 30, 2010.

The most significant trading losses of approximately 2.7%, were experienced during April from long positions in the Australian dollar versus the Japanese yen and U.S. dollar as the value of the Australian dollar declined against these currencies at the end of the month after Standard & Poor’s cut Greece’s credit rating to junk, fueling speculation its debt crisis might spread and dampening the appeal of growth-linked currencies.  During May, the value of the Australian dollar fell further after Australian reports showed weak consumer confidence, as well as on concerns that China's economy might be slowing, resulting in additional losses from the Fund’s long positions in the Australian dollar versus the U.S. dollar and Japanese yen.  Smaller losses of approximately 0.4% were recorded during May from long positions in the South African rand versus the U.S. dollar as the value of the South African rand declined amid the aforementioned concern over the Greek government debt crisis.  A portion of the Partnership’s losses in the second quarter was offset by gains of approximately 1.3% achieved during April from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved higher at the beginning of the month amid increased “safe haven” demand due to concerns regarding regulatory scrutiny in the U.S. financial sector. Newly established short positions in the Japanese yen versus the U.S. dollar resulted in gains as the value of the Japanese yen fell during the latter half of April after several global central banks indicated they might increase borrowing costs as the economic recovery gains momentum, thereby causing investors to resume carry trades.  Additional gains were experienced during May and June from long positions in the Japanese yen versus the

U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar on concerns regarding the stability of the Euro-Zone and amid speculation that global economic growth may diminish, thus boosting “safe haven” demand for the Japanese currency.  Gains of approximately 0.7% and 0.6%, respectively, were achieved, primarily during May, from short positions in the Swedish krona and euro versus the U.S. dollar as the value of these currencies moved lower against the U.S. currency after reports of political discord in Europe reignited worries about the stability of the region’s economy.

The Partnership recorded total trading results including interest income totaling $(733,593) and expenses totaling $1,901,619, resulting in a net loss of $2,635,212 for the six months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $10.03 at December 31, 2009 to $9.57 at June 30, 2010.

The most significant trading losses of approximately 2.9% were incurred, primarily during April and May, from long positions in the Australian dollar versus the U.S. dollar and Japanese yen as the value of the Australian dollar declined against these currencies after Standard & Poor’s cut Greece’s credit rating, Australian reports showed weak consumer confidence, and speculation that China's economy might be slowing, dampening the appeal of growth-linked currencies.  Additional losses of approximately 0.7% and 0.6%, respectively, were incurred during January from long positions in the South African rand and Norwegian krone versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies during the latter half of the month after a drop in the global equity markets diminished demand for higher-yielding currency assets, thereby causing the U.S. dollar to benefit as a “safe haven” currency. Further losses were recorded from newly established short positions in the Norwegian krone versus the U.S. dollar as the value of the Norwegian krone increased during March amid rising oil prices, the nation’s largest export.

During May, the South African rand and Norwegian krone declined amid concern over the Greek government debt crisis, which reduced demand for higher-yielding currency assets, resulting in further losses from long positions in these currencies versus the U.S. dollar.  A portion of the Partnership’s losses in the first six months of the year was offset by gains of approximately 1.7%, primarily during January and February, from short positions in the euro versus the U.S. dollar as the value of the euro was pressured lower on concern Greece’s fiscal struggles may spread and hinder growth for the entire Euro-Zone.  Additional gains were achieved during May as the value of the euro continued to move lower against the U.S. currency after reports of political discord in Europe reignited worries about the stability of the region’s economy.  Gains of approximately 1.1% and 0.4%, respectively, were experienced from long positions in the Swedish krona and Mexican peso versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar, primarily during February and March, after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies.  Furthermore, the value of the Mexican peso moved higher at the end of March after Mexico’s Finance Ministry raised its forecast for the nation’s economic growth this year to 4.1%.  Newly established short positions in the Swedish krona versus the U.S. dollar resulted in gains during May as the value of the Swedish krona fell in tandem with the euro amid the aforementioned worries about the stability of the Euro-Zone.  Smaller gains of 0.4% were achieved throughout the quarter from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar amid speculation that global economic growth may diminish, thus boosting “safe haven” demand for the Japanese currency.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $1,185,103 and expenses totaling $1,192,167, resulting in a net loss of $7,064 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit was $10.72 on March 31, 2009, and $10.72 on June 30, 2009.

The most significant trading gains of approximately 1.3%, 1.2%, 0.6%, and 0.3%, respectively, were experienced, primarily during April and May, from long positions in the Australian dollar, South African rand, Brazilian real, and Russian ruble versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additionally, the Australian dollar, South African rand, and Brazilian real moved higher amid rising commodity prices.  A portion of the Partnership’s gains in the second quarter was offset by losses of approximately 0.5%, 0.4%, 0.4%, and 0.3%, respectively, from short positions in the euro, Polish zloty, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower during the first half of the quarter due to the aforementioned optimism that reduced the “safe haven” demand for the U.S. currency.  Additional losses were recorded during June from long positions in the euro, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less than expected in May.  Smaller losses of 0.3% were recorded primarily during May from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved higher against the U.S. dollar after better-than-expected economic data out of Switzerland added to speculation that the Swiss economy might rebound sooner than expected.

The Partnership recorded total trading results including interest income totaling $(716,203) and expenses totaling $2,578,039, resulting in a net loss of $3,294,242 for the six months ended June 30, 2009. The Partnership’s net asset value per Unit decreased from $11.16 at December 31, 2008, to $10.72 at June 30, 2009.

The most significant trading losses of approximately 1.0% were incurred, primarily during January, from long positions in the euro versus the U.S. dollar as the value of the euro moved lower against the U.S. dollar on expectations the European Central Bank would cut interest rates amid continued signs of a slowing economy in the Euro-Zone. Further losses were recorded from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar moved lower in April after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  During June, further losses were incurred from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less-than-expected in May.  Additional losses of approximately 0.8% were incurred from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved lower against most of its rivals during January and February due to speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased. Further losses were recorded during March and May from newly established short positions in the Japanese yen as the value of the Japanese yen reversed higher amid optimism that demand for the Japanese currency would strengthen.  Losses were also experienced during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher amid the aforementioned speculation that the U.S. Federal Reserve might raise interest rates following better-than-

expected U.S. economic data.  Smaller losses of 0.6% were recorded from short positions in the Swiss franc versus the U.S. dollar, primarily during March and May, as the value of the Swiss franc moved higher against the U.S. dollar after better-than-expected economic data out of Switzerland added to speculation that the Swiss economy might rebound sooner than expected.  A portion of the Partnership’s losses in the first six months of the year was offset by gains of approximately 1.2% and 1.0%, respectively, primarily during April and May, from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additionally, the Australian dollar and South African rand moved higher amid rising commodity prices.  Smaller gains of approximately 0.5% were achieved primarily during January from short positions in the Russian ruble versus the U.S. dollar as the value of the U.S. dollar increased against the Russian ruble after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years.  Further gains were experienced during April and May, from long positions in the Russian ruble versus the U.S. dollar as the value of the U.S. dollar moved lower against the Russian ruble after the aforementioned government report showed U.S. employers cut fewer jobs than forecast.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the Partnership’s total capitalization was approximately $53 million and $70 million, respectively.

Primary Market	June 30, 2010	June 30, 2009
Risk Category	Value at Risk	Value at Risk

Currency	(1.11)%	(0.76)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.24)%	(1.01)%	(1.10)%

June 30, 2009
Primary Market Risk Category	High	Low	Average
Currency	(1.12)%	(0.16)%	(0.61)%

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

The VaR tables provided present the results of the Partnership’s VaR for the Partnership’s market risk exposure at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2010, such amount was equal to approximately 101% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at June 30, 2010.  It may be anticipated, however, that market exposure will vary materially over time.

Currency.  The Partnership’s currency market exposure at June 30, 2010, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At June 30, 2010, the Partnership’s major exposures were to the British pound, Japanese yen, New Zealand dollar, Australian dollar, euro, Canadian dollar, Hungarian forint, Swiss franc, and Singapore dollar currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the primary non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at June 30, 2010, were in Japanese yen, Canadian dollars, euros, Polish zlotych, Mexican pesos, Swiss francs, Australian dollars, Hungarian forint, British pounds, Swedish kronor, Singapore dollars, South African rands, Norwegian kroner, Israeli shekels, Turkish lire, Hong Kong dollars, New Zealand dollars, Czech koruny, and Danish krone.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

-  42 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Currency L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 12, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.