Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY LP
filed 2010-11-12
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

 522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	50,439,658	61,087,188
Restricted cash	362,746	620,523

Total cash	50,802,404	61,707,711

Net unrealized gain (loss) on open contracts (MS&Co.)	391,855	(462,626)

Options purchased (premiums paid $527,804 and $1,442, respectively)	645,887	121

Total Trading Equity	51,840,146	61,245,206

Interest receivable (MSSB)	3,692	853

Total Assets	51,843,838	61,246,059

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	641,352	491,924
Options written (premiums received $333,521 and $0, respectively)	410,913	—
Accrued brokerage fees (MS&Co.)	193,029	239,572
Accrued management fees	83,926	104,162

Total Liabilities	1,329,220	835,658

Partners’ Capital

Limited Partners (5,259,516.548 and 5,963,360.859 Units, respectively)	50,000,343	59,798,213
General Partner (54,096.343 and 61,050.343 Units, respectively)	514,275	612,188

Total Partners’ Capital	50,514,618	60,410,401

Total Liabilities and Partners’ Capital	51,843,838	61,246,059

NET ASSET VALUE PER UNIT	9.51	10.03

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	14,696	16,141	36,143	54,701

EXPENSES
Brokerage fees (MS&Co.)	591,110	766,518	1,916,481	2,563,333
Management fees	257,004	333,269	833,252	1,114,493

Total Expenses	848,114	1,099,787	2,749,733	3,677,826

NET INVESTMENT LOSS	(833,418)	(1,083,646)	(2,713,590)	(3,623,125)

TRADING RESULTS
Trading profit (loss):
Realized	(403,574)	(2,000,792)	(1,168,029)	(3,320,751)
Net change in unrealized	887,078	595,155	896,493	1,160,351

Total Trading Results	483,504	(1,405,637)	(271,536)	(2,160,400)

NET LOSS	(349,914)	(2,489,283)	(2,985,126)	(5,783,525)

NET LOSS ALLOCATION

Limited Partners	(346,385)	(2,464,021)	(2,955,028)	(5,725,131)
General Partner	(3,529)	(25,262)	(30,098)	(58,394)

NET LOSS PER UNIT *

Limited Partners	(0.06)	(0.39)	(0.52)	(0.85)
General Partner	(0.06)	(0.39)	(0.52)	(0.85)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,451,080.574	6,334,775.845	5,695,075.133	6,835,176.096

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	6,024,411.202	59,798,213	612,188	60,410,401

Net Loss	–	(2,955,028)	(30,098)	(2,985,126)

Redemptions	(710,798.311)	(6,842,842)	(67,815)	(6,910,657)

Partners’ Capital,
September 30, 2010	5,313,612.891	50,000,343	514,275	50,514,618

Partners’ Capital,
December 31, 2008	7,923,153.973	87,533,608	889,530	88,423,138

Net Loss	–	(5,725,131)	(58,394)	(5,783,525)

Redemptions	(1,726,554.511)	(18,380,286)	(187,248)	(18,567,534)

Partners’ Capital,
September 30, 2009	6,196,599.462	63,428,191	643,888	64,072,079

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
September 30, 2010 Partnership Partners’ Capital: $50,514,618

Foreign currency	273,747	0.54	34,446	0.07	308,193

Grand Total:	273,747	0.54	34,446	0.07	308,193

Unrealized Currency Gain				0.17	83,662

Total Net Unrealized Gain on Open Contracts					391,855

Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	645,887	1.28
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(410,913)	(0.81)

Futures and Forward Contracts	Long Unrealized Loss	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $60,410,401

Foreign currency	(349,025)	(0.58)	(191,918)	(0.32)	(540,943)

Grand Total:	(349,025)	(0.58)	(191,918)	(0.32)	(540,943)

Unrealized Currency Gain				0.13	78,317

Total Net Unrealized Loss on Open Contracts					(462,626)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	121	–
Options written on Futures Contracts	–	–
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

This guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	–	391,855	391,855	–	Dec. 2010
Dec. 31, 2009	–	(462,626)	(462,626)	–	Mar. 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.   The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement price.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
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

-  13 -

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

volume disclosure, as position direction is not an indicative factor in such volume disclosures.  In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$

Foreign currency	1,698,523	(1,424,776)	305,233	(270,787)	308,193	6,669
Total	1,698,523	(1,424,776)	305,233	(270,787)	308,193

Unrealized currency gain					83,662
Total net unrealized gain on open contracts					391,855

		Average number of
		contracts outstanding
	Fair	for nine months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	645,887	3
Options written	(410,913)	2

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Foreign currency	322,002	(671,027)	178,089	(370,007)	(540,943)	5,740
Total	322,002	(671,027)	178,089	(370,007)	(540,943)

Unrealized currency gain					78,317
Total net unrealized loss on open contracts					(462,626)

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	121	2
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Foreign currency	432,594	(276,880)
Unrealized currency gain	50,910	5,344
Total	483,504	(271,536)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	(403,574)	(1,168,029)
Net change in unrealized	887,078	896,493
Total Trading Results	483,504	(271,536)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on forward contracts	–	391,855	n/a	391,855
Options purchased	–	645,887	n/a	645,887

Liabilities
Options written	–	(410,913)	n/a	(410,913)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on forward contracts	–	(462,626)	n/a	(462,626)
Options purchased	–	121	n/a	121

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on pages 21 and 22.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(e) Improving Disclosures about Fair Value easurements
In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after
December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

effective for annual periods beginning after November 15, 2009, and interim periods thereafter.
Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria of the indefinite deferral of the application of this guidance.

(g)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

9.  Subsequent Event
In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker, and MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $498,200 and expenses totaling $848,114, resulting in a net loss of $349,914 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit decreased from $9.57 on June 30, 2010 to $9.51 at September 30, 2010.

The most significant trading losses of approximately 1.3%, 0.4%, and 0.3%, respectively, were incurred primarily during July from short positions in the euro, Swedish krona, and Canadian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after the International Monetary Fund raised global growth forecasts, which boosted demand for higher-yielding currency assets. Additional losses were recorded during September from short positions in the euro and Swedish krona versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which diminished demand for the relative “safe haven” of the U.S. currency. Meanwhile, losses of approximately 0.3% were experienced primarily during August from long positions in the New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against the New Zealand dollar amid fears about global growth prospects. A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.9% achieved primarily during September from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October. Gains of approximately 0.7% were experienced primarily during July from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar fell against the Japanese yen following downbeat comments about the U.S. credit rating and economic growth. During August, further gains were achieved as the value of the Japanese yen increased relative to the U.S. currency on speculation that reports might show U.S. expansion decelerated, thereby spurring investors to unwind existing carry trades. Gains of approximately 0.6%, 0.5%, and 0.4%, respectively, were achieved primarily during September from long positions in the Singapore dollar, South African rand, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid the aforementioned renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. The value of the U.S. dollar continued to drop later in September on speculation that the U.S. Federal Reserve’s willingness to ease monetary policy further might diminish demand for U.S. currency assets.

The Partnership recorded total trading results including interest income totaling $(235,393) and expenses totaling $2,749,733, resulting in a net loss of $2,985,126 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit decreased from $10.03 at December 31, 2009 to $9.51 at September 30, 2010.

The most significant trading losses of approximately 2.0% were incurred primarily during April and May from long positions in the Australian dollar versus the U.S. dollar and Japanese yen as the value of the Australian dollar declined against these currencies after Australian reports showed weak consumer confidence and the speculation that China's economy might be slowing diminished the appeal of growth-linked currencies. Additional losses of approximately 0.7% were incurred primarily during May from long positions in the Norwegian krone versus the U.S. dollar as the value of the Norwegian krone declined amid concern over the Greek government debt crisis, which reduced demand for higher-yielding currency assets. Losses of approximately 0.5% were recorded primarily during May and August from long positions in the New Zealand dollar versus the U.S. dollar amid concern over the Greek government debt crisis and global growth prospects, which reduced investor demand for higher-yielding currency assets. Smaller losses of approximately 0.4% were experienced primarily during September from short positions in the British pound versus the U.S. dollar as the value of the U.S. dollar fell against the British pound amid renewed optimism regarding the global economic recovery, which diminished demand for the relative “safe haven” of the U.S. currency. A portion of the Partnership’s losses in the first nine months of the year was offset by gains of approximately 1.1% from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar amid speculation that global economic growth might diminish, thus boosting “safe haven” demand for the Japanese currency. Further gains were experienced during August as the value of the Japanese yen increased relative to the U.S. dollar on speculation that reports might show U.S. expansion decelerated, thereby spurring investors to unwind existing carry trades. Gains of approximately 0.7% and 0.3%, respectively, were experienced from long positions in the Swedish krona and Mexican peso versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar, primarily during February and March, after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies. Furthermore, the value of the Mexican peso moved higher at the end of March after Mexico’s Finance Ministry raised its forecast for the nation’s economic growth this year. Additionally, newly established short positions in the Swedish krona versus the U.S. dollar resulted in gains during May as the value of the Swedish krona fell amid worries about the stability of the Euro-Zone. Additional gains of approximately 0.4% were achieved, primarily during January and February, from short positions in the euro versus the U.S. dollar as the value of the euro was pressured lower on concern that Greece’s fiscal struggles might spread and hinder growth for the entire Euro-Zone. Further gains were achieved during May as the value of the euro continued to move lower against the U.S. currency after reports of political discord in Europe reignited worries about the stability of the region’s economy. Lastly, gains of approximately 0.4% were experienced during May and September due to positions in the Swiss franc versus the U.S. dollar. During May, short positions in the Swiss franc versus the U.S. dollar resulted in gains as the value of the Swiss franc moved lower against the U.S. currency after reports of political discord in Europe reignited worries about the stability of the region’s economy. Meanwhile, in September, newly established long positions in the Swiss franc versus the U.S. dollar achieved gains as the value of the U.S. dollar fell against the Swiss franc on speculation that the U.S. Federal Reserve’s willingness to ease monetary policy further might diminish demand for U.S. currency assets.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total trading results including interest income totaling $(1,389,496) and expenses totaling $1,099,787, resulting in a net loss of $2,489,283 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit decreased from $10.72 on June 30, 2009 to $10.34 at September 30, 2009.

The most significant trading losses of approximately 0.9%, 0.8%, 0.5%, and 0.3%, respectively, were incurred, primarily during July, from short positions in the euro, Canadian dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar reversed lower against these currencies amid investor belief that the U.S. Federal Reserve might keep U.S. interest rates at historic lows.  Furthermore, the value of the euro climbed higher on signs the recession in the Euro-Zone was abating after reports showed both Germany and France’s economy grew in the second quarter, while German business confidence and investor sentiment also showed improvement in August.  During September, newly established long positions in the Swiss franc and euro versus the U.S. dollar resulted in losses as the value of these currencies reversed lower during the latter half of the month amid concerns regarding the rapid appreciation of the euro at the meeting of the Group of 20

(“G-20”) leaders.  Additional losses of approximately 0.8% were recorded during July from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso declined during the first half of the month on concerns that the Mexican economy might take longer to recover from a recession than investors previously estimated.  During August, newly established short positions in the Mexican peso versus the U.S. dollar incurred losses as the value of the U.S. dollar was supported higher after reports revealed a rise in U.S. durable goods orders and news that U.S. new home sales reached a four-and-a-half year high in July.  A portion of the Partnership’s losses in the third quarter was offset by gains of approximately 0.7% from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar trended higher in August and September after government reports showed retail sales, consumer spending, and house prices in New Zealand all rose more than expected, diminishing speculation that the Reserve Bank of New Zealand might cut interest rates in the near future.  Gains of approximately 0.3% and 0.3%, respectively, were experienced, primarily during September, from long positions in the Brazilian real and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower on speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S. central bank indicated that it remained committed to its quantitative easing program. Additionally, the value of the Australian dollar moved higher in the wake of stronger gold prices.  Additional gains of 0.2% were achieved during August from long positions in the British pound versus the U.S. dollar as the value of the British pound moved higher on news that U.K. consumer confidence rose to the highest level in more than a year, while Bank of England officials indicated inflation might remain low.  During September, newly established short positions in the British pound versus the U.S. dollar resulted in gains as the value of the British pound moved lower against its major rivals after U.K. unemployment rose to the highest level in 14 years.

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

Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $51 million and $64 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Currency	(1.59)%	(1.03)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.59)%	(1.01)%	(1.24)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Currency	(1.03)%	(0.16)%	(0.59)%

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

The VaR tables provided present the results of the Partnership’s VaR for the Partnership’s market risk exposure at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 99% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at September 30, 2010. It may be anticipated, however, that market exposure will vary materially over time.

Currency.  The Partnership’s currency market exposure at September 30, 2010, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2010, the Partnership’s major exposures were to the British pound, Japanese yen, Canadian dollar, New Zealand dollar, euro, Australian dollar, Polish zloty, Singapore dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at September 30, 2010, were in Hungarian forint, Japanese yen, Swiss francs, Polish zlotys, Singapore dollars, South African rand, Mexican pesos, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the
Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

-  43 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Currency L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.