Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY LP
filed 2011-08-12
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-37

Item 4.	Controls and Procedures	37-38

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	40,720,903	47,835,799
Restricted cash	462,289	88,858

Total cash	41,183,192	47,924,657

Net unrealized gain (loss) on open contracts (MS&Co.)	(26,609)	1,118,436

Options purchased (premiums paid $54,457 and $2,239, respectively)	24,963	4,459

Total Trading Equity	41,181,546	49,047,552

Interest receivable (MSSB)	382	3,168

Total Assets	41,181,928	49,050,720

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	688,810	765,167
Accrued brokerage fees (MS&Co.)	157,983	183,824
Accrued management fees	68,688	79,923
Options written (premiums received $62,557 and $0, respectively)	24,963	–

Total Liabilities	940,444	1,028,914

Partners’ Capital:

Limited Partners (4,502,441.572 and 4,966,477.604 Units, respectively)	39,813,147	47,504,374
General Partner (48,440.343 and 54,096.343 Units, respectively)	428,337	517,432

Total Partners’ Capital	40,241,484	48,021,806

Total Liabilities and Partners’ Capital	41,181,928	49,050,720

NET ASSET VALUE PER UNIT	8.84	9.57

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Foreign currency	21,258	0.05

Total Futures and Forward Contracts Purchased	21,258	0.05

Futures and Forward Contracts Sold

Foreign currency	(110,988)	(0.28)

Total Futures and Forward Contracts Sold	(110,988)	(0.28)

Unrealized Currency Gain	63,121	0.16

Net fair value	(26,609)	(0.07)

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Forward Contracts	24,963	0.06
Options written on Forward Contracts	(24,963)	(0.06)

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
	$
Options purchased on Forward Contracts	4,459	0.01

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	1,963	14,765	12,669	21,447

EXPENSES
Brokerage fees (MS&Co.)	491,951	643,529	1,025,352	1,325,371
Management fees	213,892	279,795	445,805	576,248

Total Expenses	705,843	923,324	1,471,157	1,901,619

NET INVESTMENT LOSS	(703,880)	(908,559)	(1,458,488)	(1,880,172)

TRADING RESULTS
Trading profit (loss):
Realized	292,659	(211,274)	(915,857)	(764,455)
Net change in unrealized	37,852	(828,672)	(1,139,165)	9,415

Total Trading Results	330,511	(1,039,946)	(2,055,022)	(755,040)

NET LOSS	(373,369)	(1,948,505)	(3,513,510)	(2,635,212)

NET LOSS ALLOCATION

Limited Partners	(368,396)	(1,928,904)	(3,474,414)	(2,608,643)
General Partner	(4,973)	(19,601)	(39,096)	(26,569)

NET LOSS PER UNIT *

Limited Partners	(0.09)	(0.34)	(0.73)	(0.46)
General Partner	(0.09)	(0.34)	(0.73)	(0.46)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,731,438.296	5,679,062.758	4,851,297.345	5,819,094.467

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	5,020,573.947	47,504,374	517,432	48,021,806

Net Loss	–	(3,474,414)	(39,096)	(3,513,510)

Redemptions	(469,692.032)	(4,216,813)	(49,999)	(4,266,812)

Partners’ Capital,
June 30, 2011	4,550,881.915	39,813,147	428,337	40,241,484

Partners’ Capital,
December 31, 2009	6,024,411.202	59,798,213	612,188	60,410,401

Net Loss	–	(2,608,643)	(26,569)	(2,635,212)

Redemptions	(503,017.288)	(4,900,448)	(54,534)	(4,954,982)

Partners’ Capital,
June 30, 2010	5,521,393.914	52,289,122	531,085	52,820,207

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity broker is Morgan Stanley & Co. Incorporated (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited, John W. Henry & Company, Inc., Sunrise Capital Partners, LLC, and prior to May 31, 2011, DKR Fusion Management L.P. (“DKR”), (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Effective as of the close of business on May 31, 2011, DKR was terminated as a Trading Advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:
                                                                     For the Three                                                              For the Six
                                                              Months Ended June 30,                                          Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 8.93	$ 9.91	$ 9.57	$ 10.03

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.15)	(0.16)	(0.31)	(0.33)
Realized Gain (Loss) (1)	0.05	(0.03)	(0.18)	(0.13)
Unrealized Gain (Loss)	0.01	(0.15)	(0.24)	–
Net Loss	(0.09)	(0.34)	(0.73)	(0.46)

Net asset value, June 30:	$ 8.84	$ 9.57	$ 8.84	$ 9.57

Ratios to average net assets:
Net Investment Loss (2)	(6.8)%	(6.7)%	(6.8)%	(6.7)%
Expenses before Incentive Fees (2)	6.8%	6.8%	6.9%	6.8%
Expenses after Incentive Fees (2)	6.8%	6.8%	6.9%	6.8%
Net Loss (2)	(3.6)%	(14.4)%	(16.4)%	(9.4)%
Total return before incentive fees	(1.0)%	(3.4)%	(7.6)%	(4.6)%
Total return after incentive fees	(1.0)%	(3.4)%	(7.6)%	(4.6)%

   (1) Realized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB and, MS&Co. in Futures Interest trading accounts to meet margin requirements as needed.  At each month end, MSSB pays the Partnership interest income on 80% of the funds on deposit with the commodity broker at a rate equal to the monthly average of the 4-week U.S. Treasury

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

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

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying assets at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures
Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
June 30, 2011	(5,234)	(21,375)	(26,609)	Sep. 2011	Sep. 2011
Dec. 31, 2010	74,100	1,044,336	1,118,436	Mar. 2011	Mar. 2011

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

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $41,177,958 and $47,998,757 at June 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.   The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Foreign currency	241,446	(220,188)	25,182	(136,170)	(89,730)	5,877
Total	241,446	(220,188)	25,182	(136,170)	(89,730)

Unrealized currency gain					63,121
Total net unrealized loss on open contracts					(26,609)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the six months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	24,963	1
Options written	(24,963)	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Foreign currency	1,132,624	(43,007)	169,153	(248,617)	1,010,153	6,867
Total	1,132,624	(43,007)	169,153	(248,617)	1,010,153

Unrealized currency gain					108,283
Total net unrealized gain on open contracts					1,118,436

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	4,459	3
Options written	–	2

The following tables summarize the net trading results of the Partnership for the three and six months ended                    June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Foreign currency	330,223	(2,036,435)
Unrealized currency gain (loss)	288	(18,587)
Total	330,511	(2,055,022)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	292,659	(915,857)
Net change in unrealized	37,852	(1,139,165)
Total Trading Results	330,511	(2,055,022)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Foreign currency	(967,659)	(709,474)
Unrealized currency loss	(72,287)	(45,566)
Total	(1,039,946)	(755,040)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	9,020	–	n/a	9,020
Forwards	–	257,608	n/a	257,608
Options Purchased	–	24,963	n/a	24,963

Total Assets	9,020	282,571	n/a	291,591

Liabilities
Futures	77,375	–	n/a	77,375
Forwards	–	278,983	n/a	278,983
Options Written	–	24,963	n/a	24,963

Total Liabilities	77,375	303,946	n/a	381,321

Unrealized currency gain				63,121

*Net fair value	(68,355)	(21,375)	n/a	(26,609)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	74,100	–	n/a	74,100
Forwards	–	1,227,677	n/a	1,227,677
Options Purchased	–	4,459	n/a	4,459

Total Assets	74,100	1,232,136	n/a	1,306,236

Liabilities
Futures	–	–	n/a	–
Forwards	–	291,624	n/a	291,624

Total Liabilities	–	291,624	n/a	291,624

Unrealized currency gain				108,283

*Net fair value	74,100	940,512	n/a	1,122,895

* This amount comprises the “Total net unrealized gain (loss) on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8. Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset London Metal Exchange positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

This guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $332,474 and expenses totaling $705,843, resulting in a net loss of $373,369 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $8.93 on March 31, 2011 to $8.84 at June 30, 2011.

The most significant trading losses were incurred primarily during April from short positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened versus the yen on diminished demand for the U.S. currency as a “safe haven.” Additional trading losses were experienced during May from long positions in the euro versus the U.S. dollar as the value of the euro moved lower against the U.S. dollar on concern that the European sovereign debt crisis may escalate. Elsewhere, long positions in the South African rand versus the U.S. dollar resulted in losses as the value of this “commodity currency” fell in tandem with declining commodity prices. A portion of these losses for the quarter was offset by gains that were achieved, primarily during April, from long positions in the Swiss franc, Indian rupee, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. The value of these currencies relative to the U.S. dollar continued to move higher after the U.S. Federal Reserve signaled it would continue to provide extensive support for the U.S. economy.

The Partnership recorded total trading results including interest income totaling $(2,042,353) and expenses totaling $1,471,157, resulting in a net loss of $3,513,510 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $9.57 on December 31, 2010 to $8.84 at June 30, 2011.

The most significant trading losses were incurred, primarily during March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell relative to the U.S. dollar after the Bank of Japan and the G-7 successfully intervened in the foreign exchange markets to halt the yen’s rise. Further losses were experienced during April from short positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened versus the yen on diminished demand for the U.S. currency as a “safe haven.” Elsewhere, long positions in the South African rand versus the U.S. dollar resulted in losses during May as the value of this “commodity currency” fell in tandem with declining commodity prices. Additionally, losses were incurred during May from long positions in the euro and British pound versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses were incurred during February from short positions in the South African rand, as the value of the U.S. dollar rose relative to this currency on optimism for the U.S. economy. A portion of the Partnership’s losses in the first six months of the year was offset by gains, primarily during April, from long positions in the Swiss franc and Indian rupee versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. The value of these currencies relative to the U.S. dollar continued to move higher after the U.S. Federal Reserve signaled it would continue to provide extensive support for the U.S. economy.

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

                                                                                                                                                              - 29 -

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $40 million and $48 million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Currency	(1.44)%	(1.13)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Currency	(1.59)%	(1.13)%	(1.36)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.59)%	(1.11)%	(1.27)%

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

The VaR tables provided present the results of the Partnership’s VaR for the Partnership’s market risk exposure at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 100% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

-  39 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Currency L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 15, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.