Form 10-Q
period 2011-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY LP
filed 2011-11-10
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-39

Item 4.	Controls and Procedures	39-40

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41-42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	38,316,710	47,835,799
Restricted cash	323,400	88,858

Total cash	38,640,110	47,924,657

Net unrealized gain on open contracts (MS&Co.)	1,382,552	1,118,436

Options purchased (premiums paid $6,129 and $2,240, respectively)	760	4,459

Total Trading Equity	40,023,422	49,047,552

Interest receivable (MSSB)	26	3,168

Total Assets	40,023,448	49,050,720

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	473,320	765,167
Accrued brokerage fees (MS&Co.)	148,500	183,824
Accrued management fees	64,565	79,923

Total Liabilities	686,385	1,028,914

Partners’ Capital:

Limited Partners (4,306,495.657 and 4,966,477.604 Units, respectively)	38,899,513	47,504,374
General Partner (48,440.343 and 54,096.343 Units, respectively)	437,550	517,432

Total Partners’ Capital	39,337,063	48,021,806

Total Liabilities and Partners’ Capital	40,023,448	49,050,720

NET ASSET VALUE PER UNIT	9.03	9.57

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Foreign currency	(87,005)	(0.22)

Total Futures and Forward Contracts Purchased	(87,005)	(0.22)

Futures and Forward Contracts Sold

Foreign currency	1,424,671	3.62

Total Futures and Forward Contracts Sold	1,424,671	3.62

Unrealized Currency Gain	44,886	0.11

Net fair value	1,382,552	3.51

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Forward Contracts	760	0.01

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	1,379	14,696	14,048	36,143

EXPENSES
Brokerage fees (MS&Co.)	457,279	591,110	1,482,631	1,916,481
Management fees	198,817	257,004	644,622	833,252

Total Expenses	656,096	848,114	2,127,253	2,749,733

NET INVESTMENT LOSS	(654,717)	(833,418)	(2,113,205)	(2,713,590)

TRADING RESULTS
Trading profit (loss):
Realized	110,272	(403,574)	(805,585)	(1,168,029)
Net change in unrealized	1,395,692	887,078	256,527	896,493

Total Trading Results	1,505,964	483,504	(549,058)	(271,536)

NET INCOME (LOSS)	851,247	(349,914)	(2,662,263)	(2,985,126)

NET INCOME (LOSS) ALLOCATION

Limited Partners	842,034	(346,385)	(2,632,380)	(2,955,028)
General Partner	9,213	(3,529)	(29,883)	(30,098)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.19	(0.06)	(0.54)	(0.52)
General Partner	0.19	(0.06)	(0.54)	(0.52)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,474,983.699	5,451,080.574	4,724,481.025	5,695,075.133

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	5,020,573.947	47,504,374	517,432	48,021,806

Net Loss	–	(2,632,380)	(29,883)	(2,662,263)

Redemptions	(665,637.947)	(5,972,481)	(49,999)	(6,022,480)

Partners’ Capital,
September 30, 2011	4,354,936.000	38,899,513	437,550	39,337,063

Partners’ Capital,
December 31, 2009	6,024,411.202	59,798,213	612,188	60,410,401

Net Loss	–	(2,955,028)	(30,098)	(2,985,126)

Redemptions	(710,798.311)	(6,842,842)	(67,815)	(6,910,657)

Partners’ Capital,
September 30, 2010	5,313,612.891	50,000,343	514,275	50,514,618

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited, John W. Henry & Company, Inc. (“JWH”) and Sunrise Capital Partners, LLC (“Sunrise”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

For the Three Months                                                      For the Nine Months
Ended September 30,                                                      Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 8.84	$ 9.57	$ 9.57	$ 10.03

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.15)	(0.16)	(0.45)	(0.49)
Realized/Unrealized Gain (Loss)	0.34	0.10	(0.09)	(0.04)
Net Gain (Loss)	0.19	(0.06)	(0.54)	(0.52)

Net asset value, September 30:	$ 9.03	$ 9.51	$ 9.03	$ 9.51

Ratios to average net assets:
Net Investment Loss (2)	(6.6)%	(6.5)%	(6.7)%	(6.7)%
Expenses before Incentive Fees (2)	6.6%	6.6%	6.8%	6.8%
Expenses after Incentive Fees (2)	6.6%	6.6%	6.8%	6.8%
Net Gain (Loss) (2)	8.6%	(2.7)%	(8.5)%	(7.3)%
Total return before incentive fees	2.1%	(0.6)%	(5.6)%	(5.2)%
Total return after incentive fees	2.1%	(0.6)%	(5.6)%	(5.2)%

   (1) Realized/Unrealized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).
   (3) Amounts less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB and MS&Co. in Futures Interest trading accounts to meet margin requirements as needed.  At each month end, MSSB pays the Partnership interest income on 80% of the funds on deposit with the commodity broker at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2011	106,548	1,276,004	1,382,552	Dec. 2011	Dec. 2011
Dec. 31, 2010	74,100	1,044,336	1,118,436	Mar. 2011	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $38,746,658 and $47,998,757 at

-  13 -

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.   The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward currency options contracts are settled on an agreed-upon settlement price.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Foreign currency	74,018	(161,023)	1,552,379	(127,708)	1,337,666	5,577
Total	74,018	(161,023)	1,552,379	(127,708)	1,337,666

Unrealized currency gain					44,886
Total net unrealized gain on open contracts					1,382,552

		Average number of
		contracts outstanding
		for the nine months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	760	1
Options written	–	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Foreign currency	1,132,624	(43,007)	169,153	(248,617)	1,010,153	6,867
Total	1,132,624	(43,007)	169,153	(248,617)	1,010,153

Unrealized currency gain					108,283
Total net unrealized gain on open contracts					1,118,436

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	4,459	3
Options written	–	2

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Foreign currency	1,524,199	(512,236)
Unrealized currency loss	(18,235)	(36,822)
Total	1,505,964	(549,058)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	110,272	(805,585)
Net change in unrealized	1,395,692	256,527
Total Trading Results	1,505,964	(549,058)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Foreign currency	432,594	(276,880)
Unrealized currency gain	50,910	5,344
Total	483,504	(271,536)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:
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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	102,269	–	n/a	102,269
Forwards	–	1,524,128	n/a	1,524,128
Options Purchased	–	760	n/a	760

Total Assets	102,269	1,524,888	n/a	1,627,157

Liabilities
Futures	40,607	–	n/a	40,607
Forwards	–	248,124	n/a	248,124

Total Liabilities	40,607	248,124	n/a	288,731

Unrealized currency gain				44,886

*Net fair value	61,662	1,276,764	n/a	1,383,312

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	74,100	–	n/a	74,100
Forwards	–	1,227,677	n/a	1,227,677
Options Purchased	–	4,459	n/a	4,459

Total Assets	74,100	1,232,136	n/a	1,306,236

Liabilities
Futures	–	–	n/a	–
Forwards	–	291,624	n/a	291,624

Total Liabilities	–	291,624	n/a	291,624

Unrealized currency gain				108,283

*Net fair value	74,100	940,512	n/a	1,122,895

* This amount comprises the “Total net unrealized gain on open contracts” and “Options purchased” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

This guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

As of January 2, 2012, the General Partner will change the trading strategy of the Partnership to a strategy in which the trading advisors employ proprietary trading models and methodologies that seek to identify favorable price relationships between and among various global currency and commodity markets through the analysis of technical market information.  The Partnership will aim to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, agricultural and energy products and precious and base metals.  The Partnership may employ futures, options on futures, and forward contracts in those markets.  In implementing this new trading strategy, the General Partner has decided to change the name of the Partnership and to make certain changes to the Trading Advisors managing the assets on behalf of the Partnership.  Effective January 1, 2012, the Partnership’s name will change from “Morgan Stanley Smith Barney Spectrum Currency L.P.” to “Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.”  In respect of the Trading Advisors, the General Partners will remove the following Trading Advisors from the Partnership as of December 31, 2011: JWH and Sunrise.  Consequently, each of JWH and Sunrise will cease all futures interests trading on behalf of the Partnership as of that date.  The General partners also has determined to add the following two new trading advisors to manage the assets of the Partnership as of January 1, 2012: Flintlock Capital Asset Management, LLC and Krom River Investment Management (Cayman) Limited (together with its affiliate, Krom River Trading AG).

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $1,507,343 and expenses totaling $656,096, resulting in net income of $851,247 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit increased from $8.84 on June 30, 2011 to $9.03 at September 30, 2011.

The most significant trading gains were achieved, during September, primarily from short positions in the South African rand versus the U.S. dollar as the value of the South African rand weakened relative to the U.S. dollar on speculation the South African central bank will signal further rate cuts after the International Monetary Fund lowered its global growth estimate. Additionally, gains were achieved in September from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso fell relative to the U.S. dollar on speculation the worldwide economic slump will curb demand for Mexican exports and slow investment into the country. During July, gains were achieved from long positions in the Swiss franc and Japanese yen versus the U.S. dollar as the value of these currencies rose against the U.S. dollar due to increased demand for “safe-haven” currencies amid investor concern about a weakening global economy. A portion of these gains for the quarter was offset by losses that were incurred, primarily during August, from long positions in the Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these “commodity currencies” by “safe haven” demand following central bank intervention in the Japanese yen amid concerns related to the European debt crisis. The values of the Australian dollar and New Zealand were also weighed down by declining commodity prices.

The Partnership recorded total trading results including interest income totaling $(535,010) and expenses totaling $2,127,253, resulting in a net loss of $2,662,263 for the nine months ended September 30, 2011.  The

Partnership’s net asset value per Unit decreased from $9.57 on December 31, 2010 to $9.03 at September 30, 2011.

The most significant trading losses were incurred during May primarily from long positions in the South African rand versus the U.S. dollar as the value of this “commodity currency” fell in tandem with declining commodity prices. Additionally, losses were incurred during August from long positions in the Australian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these “commodity currencies” by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Losses were also incurred during March from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell relative to the U.S. dollar after the Bank of Japan and the G-7 successfully intervened in the foreign exchange markets to halt the yen’s rise. Additional losses were incurred during February from short positions in the South African rand, as the value of the U.S. dollar rose relative to this currency on optimism for the U.S. economy. A portion of the Partnership’s losses for the first nine months of the year was offset by gains, primarily during April, from long positions in the Swiss franc and Indian rupee versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Additional gains were recorded during September from short positions in the Mexican peso versus the U.S. dollar as the value of the peso fell on speculation the worldwide economic slump will curb demand for Mexican exports and slow investment into that country. During July, gains were achieved from long positions in the Swiss franc versus the U.S. dollar as the value of the franc rose against the U.S. dollar due to increased demand for “safe-haven” currencies amid investor concern about a weakening global economy.

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by  market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $39 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$3,061,620	7.78%

Total	$3,061,620	7.78%

                                                                                                              Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR*

Currency	$5,786,605	$2,052,414	$3,607,561

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $48 million.

Primary Market	December 31, 2010
Risk Category	VaR

Currency	(1.13)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.
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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 96% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)
that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

-  41 -

Notes to Exhibits List

*Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Currency L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 10, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.