Form 10-Q
period 2012-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2012-05-14
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of March 31, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	6

	Notes to Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 4.	Mine Safety Disclosures	43

Item 6.	Exhibits	43-44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Investment in KR Master Fund	13,444,660	–
Investment in FL Master Fund	8,091,440	–
	21,536,100	–
Trading Equity:

Unrestricted cash	11,554,833	35,693,205
Restricted cash	48,689	125,600

Total cash	11,603,522	35,818,805

Net unrealized loss on open contracts (MS&Co.)	(13,508)	(88,387)

Options purchased (premiums paid $0 and $3,273, respectively)	–	1,534

Total Trading Equity	33,126,114	35,731,952

Receivable from FL Master Fund	478,282	–
Interest receivable (MSSB)	1,830	98

Total Assets	33,606,226	35,732,050

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,154,075	724,150
Due to broker	478,282	–
Accrued brokerage fees (MS&Co.)	129,354	134,931
Accrued management fees	52,830	58,665

Total Liabilities	1,814,541	917,746

Partners’ Capital:

Limited Partners (3,728,714.607 and 3,983,851.059 Units, respectively)	31,383,971	34,396,076
General Partner (48,440.343 and 48,440.343 Units, respectively)	407,714	418,228

Total Partners’ Capital	31,791,685	34,814,304

Total Liabilities and Partners’ Capital	33,606,226	35,732,050

NET ASSET VALUE PER UNIT	8.42	8.63

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Foreign currency	(6,080)	(0.02)

Total Futures and Forward Contracts Purchased	(6,080)	(0.02)

Futures and Forward Contracts Sold

Foreign currency	(42,609)	(0.13)

Total Futures and Forward Contracts Sold	(42,609)	(0.13)

Unrealized Currency Gain	35,181	0.11

Net fair value	(13,508)	(0.04)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2011

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Foreign currency	(90,347)	(0.25)

Total Futures and Forward Contracts Purchased	(90,347)	(0.25)

Futures and Forward Contracts Sold

Foreign currency	(33,514)	(0.10)

Total Futures and Forward Contracts Sold	(33,514)	(0.10)

Unrealized Currency Gain	35,474	0.10

Net fair value	(88,387)	(0.25)

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Forward Contracts	1,534	– (1)

(1)  Amounts less than 0.005%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
INVESTMENT INCOME
Interest income (MSSB)	3,623	10,706

EXPENSES
Brokerage fees (MS&Co.)	394,047	533,401
Management fees	160,682	231,913

Total Expenses	554,729	765,314

NET INVESTMENT LOSS	(551,106)	(754,608)

TRADING RESULTS
Trading profit (loss):
Net realized	(1,934)	(1,208,516)
Net change in unrealized	76,618	(1,177,017)
Realized loss on investment in KR Master Fund	(479,253)	–
Realized loss on investment in FL Master Fund	(1,825,238)	–
Unrealized appreciation on investment in FL Master Fund	1,779,118	–
Unrealized appreciation on investment in KR Master Fund	151,040	–

Total Trading Results	(299,649)	(2,385,533)

NET LOSS	(850,755)	(3,140,141)

NET LOSS ALLOCATION

Limited Partners	(840,241)	(3,106,018)
General Partner	(10,514)	(34,123)

NET LOSS PER UNIT*

Limited Partners	(0.21)	(0.64)
General Partner	(0.21)	(0.64)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,972,123.168	4,972,488.162

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	4,032,291.402	34,396,076	418,228	34,814,304

Net Loss	–	(840,241)	(10,514)	(850,755)

Redemptions	(255,136.452)	(2,171,864)	–	(2,171,864)

Partners’ Capital,
March 31, 2012	3,777,154.950	31,383,971	407,714	31,791,685

Partners’ Capital,
December 31, 2010	5,020,573.947	47,504,374	517,432	48,021,806

Net Loss	–	(3,106,018)	(34,123)	(3,140,141)

Redemptions	(161,791.299)	(1,472,181)	–	(1,472,181)

Partners’ Capital,
March 31, 2011	4,858,782.648	42,926,175	483,309	43,409,484

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

1.  Organization
Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited (“C-View”), Flintlock Capital Asset Management, LLC (“Flintlock”) and Krom River Investment Management (Cayman) Limited (together with its affiliate, Krom River Trading AG (“Krom River”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Effective January 1, 2012 Flintlock and Krom River were added as trading advisors to manage assets of the Partnership through its investments in FL Master Fund L.P. (“FL Master Fund”) and KR Master Fund L.P. (“KR Master Fund”), respectively.  Ceres is a general partner to FL Master Fund and KR Master Fund.

As of January 2, 2012, the General Partner changed the trading strategy of the Partnership to a strategy in which the trading advisors employ proprietary trading models and methodologies that seek to identify favorable price relationships between and among various global currency and commodity markets through the analysis of

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three months ended March 31, 2012 and 2011 were as follows:
                                         For the Quarters Ended March 31,

	2012	2011
Per Unit Operating Performance:
Net asset value, January 1:	$ 8.63	$ 9.57

Interest Income	– (3)	– (3)
Expenses	(0.14)	(0.15)
Realized/Unrealized Loss (1)	(0.07)	(0.49) (4)
Net Loss	(0.21)	(0.64)

Net asset value, March 31:	$ 8.42	$ 8.93

Ratios to average net assets:
Net Investment Loss (2)	(6.7)%	(6.8)%
Expenses before Incentive Fees (2)	6.7%	6.9%
Expenses after Incentive Fees (2)	6.7%	6.9%
Net Loss (2)	(10.3) %	(28.4) %
Total return before incentive fees	(2.4)%	(6.7)%
Total return after incentive fees	(2.4)%	(6.7)%

  (1) Realized/Unrealized Loss is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

(4)	These amounts have been reclassified from the prior year financial statements to conform to the current year presentation. Specifically, realized and unrealized loss per Unit amounts were combined in the 2011 Financial Highlights presentation.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss), “Unrealized appreciation on investment in FL Master Fund” and “Unrealized appreciation on investment in KR Master Fund” for open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in Master Funds.  The Partnership records its investments in Master Funds at fair value.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss within the Statements of Income and Expenses.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5, Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized losses on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Losses on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2012	—	(13,508)	(13,508)	—	Jun. 2012
Dec. 31, 2011	—	(88,387)	(88,387)	—	Mar. 2012

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts is further disclosed gross by type of contract and corresponding fair value level in Note 6, Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $11,603,522 and $35,818,805 at
March 31, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.   The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.  These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.  In addition, online monitoring systems provide

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2012 and December 31, 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$

Foreign currency	77,223	(83,303)	5,774	(48,383)	(48,689)	1,648
Total	77,223	(83,303)	5,774	(48,383)	(48,689)

Unrealized currency gain					35,181
Total net unrealized loss on open contracts					(13,508)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the three months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	1
Options written	–	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Foreign currency	34,016	(124,363)	4,823	(38,337)	(123,861)	4,996
Total	34,016	(124,363)	4,823	(38,337)	(123,861)

Unrealized currency gain					35,474
Total net unrealized loss on open contracts					(88,387)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	1,534	1
Options written	–	1

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012 included in Total Trading Results:

Type of Instrument	$

Commodity	(403,901)
Foreign currency	104,545
Unrealized currency loss	(293)
Total	(299,649)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized	(1,934)
Net change in unrealized	76,618
Realized loss on investment in KR Master Fund	(479,253)
Realized loss on investment in FL Master Fund	(1,825,238)
Unrealized appreciation on investment in KR Master Fund	151,040
Unrealized appreciation on investment in FL Master Fund	1,779,118
Total Trading Results	(299,649)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011 included in Total Trading Results:

Type of Instrument	$

Foreign currency	(2,366,658)
Unrealized currency loss	(18,875)
Total	(2,385,533)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Net realized	(1,208,516)
Net change in unrealized	(1,177,017)
Total Trading Results	(2,385,533)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in KR Master Fund	–	13,444,660	n/a	13,444,660
Investment in FL Master Fund	–	8,091,440	n/a	8,091,440
Forwards	–	82,997	n/a	82,997

Total Assets	–	21,619,097	n/a	21,619,097

Liabilities
Forwards	–	131,686	n/a	131,686

Total Liabilities	–	131,686	n/a	131,686

Unrealized currency gain				35,181

* Net fair value	–	21,487,411	n/a	21,522,592

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Forwards	–	38,838	n/a	38,838
Options Purchased	–	1,534	n/a	1,534

Total Assets	–	40,372	n/a	40,372

Liabilities
Forwards	–	162,699	n/a	162,699

Total Liabilities	–	162,699	n/a	162,699

Unrealized currency gain				35,474

*Net fair value	–	(122,327)	n/a	(86,853)

* This amount comprises the “Total net unrealized loss on open contracts” “Investment in KR Master Fund”, “Investment in FL Master Fund” and “Options purchased” on the Statements of Financial Condition.

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment in FL Master Fund and KR Master Fund

On January 1, 2012, the assets allocated to Flintlock for trading were invested in FL Master Fund, a limited partnership organized under the partnership laws of the State of Delaware.  FL Master Fund was formed to permit accounts managed now or in the future by Flintlock using the 2x Flintlock Commodity Opportunities Partners, LP, a proprietary, systematic trading program, to invest together in one trading vehicle.  The General Partner is also the general partner for FL Master Fund.  Individual and pooled accounts currently managed by Flintlock, including the Partnership, are permitted to be limited partners of FL Master Fund.  The General Partner and Flintlock believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2012, the assets allocated to Krom River for trading were invested in the KR Master Fund, a limited partnership organized under the partnership laws of the State of Delaware.  KR Master was formed in order to permit commodity pools managed now or in the future by Krom River using the Commodity Program at 150% Leverage, a fundamental and technical trading system, to invest together in one trading vehicle.  The General Partner is also the general partner of KR Master Fund.  Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master Fund.  The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information reflecting the total assets, liabilities and capital of FL Master Fund and KR Master Fund is shown in the following tables.
                      March 31, 2012

	Total Assets	Total Liabilities	Total Capital
FL Master Fund	$32,006,201	$1,415,456	$30,590,745
KR Master Fund	129,231,718	1,776,754	127,454,964
	$161,237,919	$3,192,210	$158,045,709

Summarized information for the Partnership’s investment in FL Master Fund and KR Master Fund as of March 31, 2012 is as follows:
March 31, 2012	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
FL Master Fund	25.45	8,091,440	(45,148)	Commodity	Monthly
				Portfolio
KR Master Fund	42.29	13,444,660	(327,095)	Commodity	Monthly
				Portfolio

The Partnership’s investment into FL Master Fund and KR Master Fund do not pay any management, incentive, or administrative fee.  These fees are paid by the Partnership.  The Partnership reimburses FL Master Fund and KR Master Fund for all brokerage related fees borne by FL Master Fund and KR Master Fund on behalf of the Partnership’s investment.

At March 31, 2012, the Partnership owned approximately 26.43% and 10.55% of FL Master Fund and KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in FL Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of FL Master Fund and KR Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The table below represents summarized Income Statement information for FL Master Fund and KR Master Fund for the three months ended March 31, 2012, to meet the requirements of Regulation S-X rule 3-09, as follows.
	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
FL Master Fund	3,594	(58,252)	(181,171)	(239,423)
KR Master Fund	10,555	(109,287)	(3,145,845)	(3,255,132)

7.  Other Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statement based on International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

8. Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on offset London Metal Exchange positions.

All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

This guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 31. 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Currency 43.13% and Commodity 56.87%.

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

As of March 31, 2012, approximately 56.87% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 43.13% are forward contracts which are off-exchange traded.

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

Flintlock’s trading program seeks to generate attractive risk-adjusted returns, while preserving capital and minimizing the correlation of the account’s returns to the U.S. commodity and equity markets.  Flintlock believes that this fundamental-focused strategy is effective in most business and economic climates.  In general, the market for thematic, pattern and event-driven parameters are used to form a fundamental view of global commodities.  Rigorous research and disciplined analysis are used to test and formulate a fundamental view of a certain commodity.  This fundamental view is then combined with technical indicators, market sentiment and flow analysis to gain a complete picture of a likely commodity price behavior.

Krom River trades its Krom River Commodity Program on behalf of the Partnership.  The Krom River Commodity Program trades in around 20 different markets including base metals, precious metals, energy, agricultural and softs. The trade types include long volatility, directional and relative value. The trading instruments are exchange-listed futures and options, which are traded on both fundamental and technical basis. The Krom River Commodity Program does not trade over-the-counter instruments, nor take physical deliveries.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending March 31, 2012, and March 31, 2011, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of March 31, 2012 (%)	Allocations as of March 31, 2011 (%)	Allocations as of March 31, 2012($)	Allocations as of March 31, 2011 ($)	Change during the period

C-View	32.63	33.33	10,372,794	14,468,381	-28.31%
Krom River	42.05	–	13,368,554	–	–
Flintlock	25.32	–	8,050,337	–	–
JWH	–	25.00	–	10,852,371	–
Sunrise	–	25.00	–	10,852,371	–
DKR	–	16.67	–	7,236,361	–

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 27 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Unrealized appreciation on investment” in FL Master Fund and KR Master Fund, respectively, for open (unrealized) contracts, and recorded as “Net realized” trading profit (loss) and “Realized loss on investment” in FL Master Fund and KR Master Fund, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total trading results including interest income totaling $(296,026) and expenses totaling $554,729, resulting in a net loss of $850,755 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit decreased from $8.63 at December 31, 2011 to $8.42 at March 31, 2012.

The most significant losses were recorded within the metals markets throughout February and March from long positions in gold and silver futures as prices moved lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. Within the agricultural markets, losses were incurred primarily during March from long positions in corn futures as prices declined on speculation that rising U.S. ethanol stockpiles will slow demand for the grain, boosting supply.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy sector in February from long futures positions in crude oil and its related products as prices rose after Iran denied nuclear inspectors access to a military base, adding to concern that global oil supplies may be disrupted. Within the currency markets, gains were recorded during January from long positions in the Canadian dollar and Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened following the U.S. Federal Reserve’s suggestion they would likely keep short-term interest rates low through 2014. During February, additional gains were incurred from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell against the U.S. dollar after the Bank of Japan said it would increase the size of its asset-purchase fund. During March, further gains were incurred from short positions in the Japanese yen and Australian dollar versus the U.S. dollar as concern over earnings in China reduced demand for these currencies.

For the Quarter Ended March 31, 2011
The Partnership recorded total trading results including interest income totaling $(2,374,827) and expenses totaling $765,314, resulting in a net loss of $3,140,141 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit decreased from $9.57 at December 31, 2010 to $8.93 at March 31, 2011.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR of the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2012 and the highest, lowest and average values during the quarter ended March 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, the Partnership’s total capitalization was approximately $32 million.

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$1,367,588	4.30%

Commodity	1,801,584	5.67%

Total	$3,169,172	9.97%

                             Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,724,576	$397,902	$883,085
Commodity	$2,268,597	$104,395	$1,330,575
* Average of month-end VaR

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

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$662,978	1.90%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$5,786,605	$556,613	$1,775,236
*Average of month-end VaR.

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

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of March 31, 2012, such amount was equal to approximately 36% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the commodity trading advisors and by daily monitoring of their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.