Form 10-Q
period 2012-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2012-08-13
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-31563

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4084211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(855) 672-4468

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of June 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2012 and 2011	6

	Notes to Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-43

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46-54

Item 1A.	Risk Factors	54-73

Item 4.	Mine Safety Disclosures	73

Item 6.	Exhibits	73-74

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS	$	$

Investment in KR Master Fund	11,809,188	–
Investment in FL Master Fund	6,881,548	–
	18,690,736	–
Trading Equity:

Unrestricted cash	9,900,378	35,693,205
Restricted cash	67,165	125,600

Total cash	9,967,543	35,818,805

Net unrealized loss on open contracts (MS&Co.)	(27,236)	(88,387)

Options purchased (premiums paid $20,979 and $3,273, respectively)	13,446	1,534

Total Trading Equity	28,644,489	35,731,952

Interest receivable (MSSB)	975	98

Total Assets	28,645,464	35,732,050

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	493,258	724,150
Accrued brokerage fees (MS&Co.)	111,494	134,931
Accrued management fees	45,341	58,665

Total Liabilities	650,093	917,746

Partners’ Capital:

Limited Partners (3,500,122.741 and 3,983,851.059 Units, respectively)	27,613,215	34,396,076
General Partner (48,440.343 and 48,440.343 Units, respectively)	382,156	418,228

Total Partners’ Capital	27,995,371	34,814,304

Total Liabilities and Partners’ Capital	28,645,464	35,732,050

NET ASSET VALUE PER UNIT	7.89	8.63

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Foreign currency	(31,080)	(0.11)

Total Futures and Forward Contracts Purchased	(31,080)	(0.11)

Futures and Forward Contracts Sold

Foreign currency	(28,552)	(0.10)

Total Futures and Forward Contracts Sold	(28,552)	(0.10)

Unrealized Currency Gain	32,396	0.11

Net fair value	(27,236)	(0.10)

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Forward Contracts	13,446	0.05

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	3,886	1,963	7,509	12,669

EXPENSES
Brokerage fees (MS&Co.)	348,711	491,951	742,758	1,025,352
Management fees	141,961	213,892	302,643	445,805

Total Expenses	490,672	705,843	1,045,401	1,471,157

NET INVESTMENT LOSS	(486,786)	(703,880)	(1,037,892)	(1,458,488)

TRADING RESULTS
Trading profit (loss):
Net realized	(285,558)	292,659	(287,492)	(915,857)
Net change in unrealized	(21,261)	37,852	55,357	(1,139,165)
Realized loss on investment in KR Master Fund	(80,590)	–	(559,843)	–
Realized gain (loss) on investment in FL Master Fund	393,906	–	(1,431,332)	–
Unrealized appreciation (depreciation) on investment in FL Master Fund	(1,483,962)	–	295,156	–
Unrealized appreciation on investment in KR Master Fund	3,199	–	154,239	–

Total Trading Results	(1,474,266)	330,511	(1,773,915)	(2,055,022)

NET LOSS	(1,961,052)	(373,369)	(2,811,807)	(3,513,510)

NET LOSS ALLOCATION

Limited Partners	(1,935,494)	(368,396)	(2,775,735)	(3,474,414)
General Partner	(25,558)	(4,973)	(36,072)	(39,096)

NET LOSS PER UNIT *

Limited Partners	(0.53)	(0.09)	(0.74)	(0.73)
General Partner	(0.53)	(0.09)	(0.74)	(0.73)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,698,972.225	4,731,438.296	3,835,547.696	4,851,297.345

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	4,032,291.402	34,396,076	418,228	34,814,304

Net Loss	–	(2,775,735)	(36,072)	(2,811,807)

Redemptions	(483,728.318)	(4,007,126)	–	(4,007,126)

Partners’ Capital,
June 30, 2012	3,548,563.084	27,613,215	382,156	27,995,371

Partners’ Capital,
December 31, 2010	5,020,573.947	47,504,374	517,432	48,021,806

Net Loss	–	(3,474,414)	(39,096)	(3,513,510)

Redemptions	(469,692.032)	(4,216,813)	(49,999)	(4,266,812)

Partners’ Capital,
June 30, 2011	4,550,881.915	39,813,147	428,337	40,241,484

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 (the “Form 10-K”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited (“C-View”), Flintlock Capital Asset Management, LLC (“Flintlock”) and Krom River Investment Management (Cayman) Limited (together with its affiliate, Krom River Trading AG) (“Krom River”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Flintlock and Krom River manage assets of the Partnership through their investments in FL Master Fund L.P. (“FL Master Fund”) and KR Master Fund L.P. (“KR Master Fund”), respectively.  Ceres is a general partner to FL Master Fund and KR Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2012 and 2011 were as follows:
                      For the Three                                         For the Six
                Months Ended June 30,                    Months Ended June 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 8.42	$ 8.93	$ 8.63	$ 9.57

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.13)	(0.15)	(0.28)	(0.31)
Realized/Unrealized Income (Loss) (1)	(0.40)	0.06 (4)	(0.46)	(0.42) (4)
Net Loss	(0.53)	(0.09)	(0.74)	(0.73)

Net asset value, June 30:	$ 7.89	$ 8.84	$ 7.89	$ 8.84

Ratios to average net assets:
Net Investment Loss (2)	(6.7)%	(6.8)%	(6.7)%	(6.8)%
Expenses before Incentive Fees (2)	6.8%	6.8%	6.7%	6.9%
Expenses after Incentive Fees (2)	6.8%	6.8%	6.7%	6.9%
Net Loss (2)	(27.1)%	(3.6)%	(18.1)%	(16.4)%
Total return before incentive fees	(6.3)%	(1.0)%	(8.6)%	(7.6)%
Total return after incentive fees	(6.3)%	(1.0)%	(8.6)%	(7.6)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Units.

(4)
These amounts have been reclassified from the prior year financial statements to conform to the current year presentation.  Specifically, realized and unrealized income (loss) per Unit amounts were combined in the 2011 Financial Highlights presentation.

3.  Related Party Transactions
The Partnership’s cash may be on deposit with MSSB and/or MS&Co. in Futures Interest trading accounts to meet margin requirements as needed.  At each month end, MSSB pays the Partnership interest income on

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

80% of the funds on deposit with the commodity broker at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5, Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized losses on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Losses on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2012	—	(27,236)	(27,236)	—	Jul. 2012
Dec. 31, 2011	—	(88,387)	(88,387)	—	Mar. 2012

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and/or MSCG acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $9,967,543 and $35,818,805 at June 30, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

perform.   The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.  These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.  In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2012 and December 31, 2011, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Foreign currency	47,066	(78,146)	8,702	(37,254)	(59,632)	1,771
Total	47,066	(78,146)	8,702	(37,254)	(59,632)

Unrealized currency gain					32,396
Total net unrealized loss on open contracts					(27,236)

		Average number of
		contracts outstanding
		for the six months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	13,446	1
Options written	–	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Foreign currency	34,016	(124,363)	4,823	(38,337)	(123,861)	4,996
Total	34,016	(124,363)	4,823	(38,337)	(123,861)

Unrealized currency gain					35,474
Total net unrealized loss on open contracts					(88,387)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	1,534	1
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Type of Instrument	$	$

Commodity	(1,167,041)	(1,570,942)
Foreign currency	(304,440)	(199,895)
Unrealized currency loss	(2,785)	(3,078)
Total	(1,474,266)	(1,773,915)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012:

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Trading Results	$	$

Net realized	(285,558)	(287,492)
Net change in unrealized	(21,261)	55,357
Realized loss on investment in KR Master Fund	(80,590)	(559,843)
Realized gain (loss) on investment in FL Master Fund	393,906	(1,431,332)
Unrealized appreciation (depreciation) on investment in KR Master Fund	(1,483,962)	295,156
Unrealized appreciation on investment in FL Master Fund	3,199	154,239
Total Trading Results	(1,474,266)	(1,773,915)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Foreign currency	330,223	(2,036,435)
Unrealized currency gain (loss)	288	(18,587)
Total	330,511	(2,055,022)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Net realized	292,659	(915,857)
Net change in unrealized	37,852	(1,139,165)
Total Trading Results	330,511	(2,055,022)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04,  “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

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

June 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in KR Master Fund	–	11,809,188	n/a	11,809,188
Investment in FL Master Fund	–	6,881,548	n/a	6,881,548
Forwards	–	55,768	n/a	55,768
Options Purchased	–	13,446	n/a	13,446

Total Assets	–	18,759,950	n/a	18,759,950

Liabilities
Forwards	–	115,400	n/a	115,400
Options Written	–	–	n/a	–

Total Liabilities	–	115,400	n/a	115,400

Unrealized currency gain				32,396

*Net fair value	–	18,644,550	n/a	18,676,946

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Forwards	–	38,838	n/a	38,838
Options Purchased	–	1,534	n/a	1,534

Total Assets	–	40,372	n/a	40,372

Liabilities
Forwards	–	162,699	n/a	162,699

Total Liabilities	–	162,699	n/a	162,699

Unrealized currency gain				35,474

*Net fair value	–	(122,327)	n/a	(86,853)

* This amount comprises the “Total net unrealized loss on open contracts” “Investment in KR Master Fund”, “Investment in FL Master Fund” and “Options purchased” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to June 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information reflecting the total assets, liabilities and capital of FL Master Fund and KR Master Fund is shown in the following tables.

                      June 30, 2012

	Total Assets	Total Liabilities	Total Capital
FL Master Fund	$30,772,931	$5,129,378	$25,643,553
KR Master Fund	126,711,808	4,024,931	122,686,877
	$157,484,739	$9,154,309	$148,330,430

Summarized information for the Partnership’s investment in FL Master Fund and KR Master Fund is shown in the following tables:

               June 30, 2012                                                                  For the three months ended June 30, 2012
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
FL Master Fund	24.58	6,881,548	(1,090,055)	Commodity	Monthly
				Portfolio
KR Master Fund	42.18	11,809,188	(77,392)	Commodity	Monthly
				Portfolio

                           June 30, 2012                                                              For the six months ended June 30, 2012
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
FL Master Fund	24.58	6,881,548	(1,136,176)	Commodity	Monthly
				Portfolio
KR Master Fund	42.18	11,809,188	(405,605)	Commodity	Monthly
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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At June 30, 2012, the Partnership owned approximately 26.84% and 9.62% of FL Master Fund and KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in FL Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of FL Master Fund and KR Master Fund.

The tables below represent summarized Income Statement information for FL Master Fund and KR Master Fund for the three and six months ended June 30, 2012, to meet the requirements of Regulation S-X rule 3-09, as follows.
For the Three Months Ended June 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
FL Master Fund	4,203	(183,243)	(4,093,506)	(4,276,749)
KR Master Fund	13,477	(84,987)	(557,619)	(642,606)

For the Six Months Ended June 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
FL Master Fund	7,797	(241,495)	(4,274,677)	(4,516,172)
KR Master Fund	24,032	(194,274)	(3,703,464)	(3,897,738)

7.  Other Pronouncements
In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statement based on IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

that would require recognition in the financial statements as of June 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Currency 25.57% and Commodity 74.43%.

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

As of June 30, 2012, approximately 74.43% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 25.57% are forward contracts which are off-exchange traded.

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

The following table sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending June 30, 2012, and March 31, 2012, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of June 30, 2012 (%)	Allocations as of March 31, 2012 (%)	Allocations as of June 30, 2012($)	Allocations as of March 31, 2012 ($)	Change during the period (%)

C-View	33.60	32.63	9,407,115	10,372,794	-9.31
Krom River	41.95	42.05	11,744,671	13,368,554	-12.15
Flintlock	24.45	25.32	6,843,585	8,050,337	-14.99

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 26 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Unrealized appreciation on investment” in FL Master Fund and KR Master Fund, respectively, for open (unrealized) contracts, and recorded as “Net realized” trading profit (loss) and “Realized loss on investment” in FL Master Fund and KR Master Fund, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2012
The Partnership recorded total trading results including interest income totaling $(1,470,380) and expenses totaling $490,672, resulting in a net loss of $1,961,052 for the three months ended June 30, 2012.  The Partnership’s net asset value per Unit decreased from $8.42 at March 31, 2012 to $7.89 at June 30, 2012.

The  most significant trading losses were incurred primarily during April from short positions in soybean futures as prices advanced on concern that a freeze in South America and rain in Europe will curb oilseed supplies. Prices of soybean futures continued to advance on speculation that the reduced output in South America will force China to increase purchases from the U.S., the world’s largest grower and exporter of soybeans. Within the metals markets, losses were incurred throughout the quarter from long positions in gold and silver futures as prices declined as concern that Europe’s debt crisis is worsening, fueling demand for the U.S. dollar, and reducing the appeal for precious metals. Within the energy sector, losses were incurred in June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. Prices continued to rise after a U.S. government report revealed a smaller-than-expected gain in inventories. Additionally, losses were incurred within the energy sector during April from long positions in crude oil futures as prices declined on signs that manufacturing is slowing in China and Europe, raising concern the global recovery is stalling and fuel demand may decline. Within the currency sector, losses were incurred primarily during April from short positions in the Japanese yen versus the U.S. dollar as the value of the yen advanced after the Bank of Japan refrained from easing monetary policy and Spanish bond yields climbed, reviving concern Europe’s debt crisis may spread and boosting demand for the Japanese yen as a “safe-haven” currency.

The Partnership recorded total trading results including interest income totaling $(1,766,406) and expenses totaling $1,045,401, resulting in a net loss of $2,811,807 for the six months ended June 30, 2012.  The Partnership’s net asset value per Unit decreased from $8.63 at December 31, 2011 to $7.89 at June 30, 2012.

The most significant trading losses were incurred within the metals sector, primarily during March, from long positions in gold and silver futures as prices moved lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. Additional losses were incurred during the second quarter from long positions in gold and silver futures. Within the agricultural markets, losses were incurred primarily during April from short positions in soybean futures as prices advanced on concern that a freeze in South America and rain in Europe will curb oilseed supplies. Prices of soybean futures continued to advance on speculation that the reduced output in South America will force China to increase purchases from the U.S., the world’s largest grower and exporter of soybeans. Smaller losses were experienced in this sector during March from long positions in corn futures. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the currency sector, primarily during the first quarter. During January, gains were recorded from long positions in the Canadian dollar and Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened following the U.S. Federal Reserve’s suggestion they would likely keep short-term interest rates low through 2014. During February, additional gains were incurred from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell against the U.S. dollar after the Bank of Japan said it would increase the size of its asset-purchase fund. During March, further gains were incurred from short positions in the Japanese yen and Australian dollar versus the U.S. dollar as concern over earnings in China reduced demand for these currencies. Within the energy sector, gains were achieved primarily in February from long futures positions in crude oil and its related products as prices rose after Iran denied nuclear inspectors access to a military base, adding to concern that global oil supplies may be disrupted.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended June 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2012, the Partnership’s total capitalization was approximately $28 million.

                         June 30, 2012
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$403,246	1.44%

Commodity	1,173,510	4.19%

Total	$1,576,756	5.63%

                                Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,785,298	403,246	1,029,202
Commodity	1,848,849	–	1,207,731
* Average of month-end VaR

As of December 31, 2011, the Partnership’s total capitalization was approximately $35 million.

                    December 31, 2011

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$662,978	1.90%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$5,786,605	$556,613	$1,775,236
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

Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2012.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2011:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On March 26, 2012, defendants filed a renewed motion to dismiss the complaint in In re Morgan Stanley ERISA Litigation.

On April 24, 2012, the court presiding in In re Morgan Stanley Pass-Through Certificate Litigation denied defendants’ motion for reconsideration of its denial-in-part of defendants’ motion to dismiss the second amended complaint. On July 16, 2012, the court denied defendants’ motion to dismiss the third amended complaint.

Other Litigation.
On February 29, 2012, U.S. Bank National Association, in its capacity as Trustee (“U.S. Bank”), filed a summons with notice on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The summons with notice is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in New York Supreme Court, New York County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The notice seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On March 5, 2012, the plaintiff in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the amended complaint.

On March 12, 2012, the court presiding in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, the Company and other defendants filed a second motion to dismiss the amended complaints.

On March 9, 2012, in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al., the United States District Court for the District of Massachusetts denied plaintiff’s motion to remand the case to state court.

On March 20, 2012, the Company filed answers to the complaints in both cases styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc., denying their allegations. On June 13, 2012, the Company removed Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. to the United States District Court for the Southern District of Texas. On June 21, 2012, the Company moved to transfer the action to the United States District Court for the Southern District of New York (the “SDNY”). On July 12, 2012, plaintiff moved to remand the action to Texas state court.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $757 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.

On May 1, 2012, Asset Management Fund d/b/a AMF Funds and certain of its affiliated funds filed a summons with notice against the Company in the Supreme Court of the State of New York, styled Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $122 million. The notice identifies causes of action against the Company for, among other things, common-law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages and rescission.

On May 4, 2012, the court in Abu Dhabi Commercial Bank v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation. On July 2, 2012, plaintiffs filed supplemental disclosures with the Court alleging that they are seeking approximately $811 million in compensatory damages. Plaintiffs are also seeking punitive damages.

On May 4, 2012, the court in King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al., granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation.

On June 28, 2012, the court in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. overruled defendants’ demurrer to plaintiff’s first amended complaint, which demurrer was limited to statute of limitations and statute of repose grounds.

On May 21, 2012, the Company filed a motion to dismiss the complaint in Western and Southern Life Insurance Company, et al. v, Morgan Stanley Mortgage Capital Inc., et al.

On July 13, 2012, the Company filed a motion to dismiss the complaint in Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. On May 11, 2012, plaintiff withdrew its motion to remand in that action as well as in Federal Housing Finance Agency as Conservator v. General Electric Company et al.

Other Matters.
On April 2, 2012, the Company entered into a Consent Order (“Order”) with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order, which is available on the Federal Reserve Board’s website, sets forth various allegations of improper conduct in servicing by Saxon, requires that the Company and its affiliates cease and desist such conduct, and requires that the Company, and its Board of Directors and affiliates, take various affirmative steps. The Order requires (i) the Company to engage an independent third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the Company’s Board of Directors. The Order also provides that the Company will be responsible for the payment of any civil money penalties or compensatory payments assessed by the Federal Reserve Board related to such alleged conduct, which penalties or payments have not yet been determined.

Commercial Mortgage Related Matter.
On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the SDNY. The suit, brought by a trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 27, 2011, the court denied the Company’s motion to dismiss, but directed the filing of an amended complaint. On July 29, 2011, the Company filed its answer to the first amended complaint. Factual discovery concluded on June 18, 2012. The court has indicated that motions for summary judgment are due to be filed by September 21, 2012.

Shareholder Derivative Matter.
On March 22, 2012, the Appellate Division of the Supreme Court of the State of New York affirmed the dismissal of the complaint in Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al.

China Matter.
As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appeared to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and cooperated with the investigations by the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”). On April 25, 2012, the DOJ announced that the former employee had pled guilty to certain criminal charges, and the SEC announced that it had brought certain civil charges against the former employee, which have been settled. On the same day, the DOJ and SEC announced that they will not take any action against the Company in connection with this matter.

Item 1A.  RISK FACTORS

This section includes some of the principal risks that investors will face with an investment in the Partnership.  For the purposes of this Item 1A, references to the Trading Advisors refer both to the Trading Advisors to the Partnership and the Trading Advisors’ management of assets of the Partnership through investments in Master Funds, including the FL Master Fund and the KR Master Fund.

Risks Relating to the Partnership and the Offering of Units

Possible Consequences of Using Multiple Trading Advisors.  Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.

You Should Not Rely on Past Performance of the General Partner or the Trading Advisors In Deciding To Purchase Units.  The past investment performance of other entities managed by the General Partner and the Trading Advisors is not necessarily indicative of the Partnership’s future results.  No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership.  You may lose all or substantially all of your investment in the Partnership.

The General Partner believes that past performance of the Trading Advisors may be of interest to investors, but encourages you to look at such information as an example of the respective objectives of the General Partner and Trading Advisors rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Partnership Incurs Substantial Charges.  The Partnership must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets.  The Partnership is required to pay brokerage commissions and monthly management fees to the Trading Advisors regardless of the performance of the Partnership.  In addition, the Partnership pays each Trading Advisor an incentive fee.  In addition, the Partnership pays the ongoing administrative and operating expenses of the Partnership as such expenses are incurred.

Incentive Fees May be Paid by the Partnership Even Though the Partnership Sustains Trading Losses.  The Partnership pays each Trading Advisor an incentive fee based upon the new trading profits it generates for the Partnership.  These new trading profits include unrealized appreciation on open positions.  Accordingly, it is possible that the Partnership will pay an incentive fee on new trading profits that do not become realized.  Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee.  Due to the fact that incentive fees are paid monthly for C-View and quarterly for Flintlock and Krom River, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to such Trading Advisor suffer a loss for the year.  Because each Trading Advisor receives an incentive fee based on the new trading profits, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits.

Restricted Investment Liquidity in the Units.  There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in the form provided by the General Partner no later than 3:00 p.m., New York City time, on the third Business Day before the end of the month.  The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be

- 56

classified as a partnership rather than as an association taxable as a corporation under the Code.  No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes.  Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

General Partner Redemptions. The General Partner is required to maintain a capital contribution at least equal to the greater of: (a) 1% of aggregate capital contributions to the Partnership (including the General Partner’s contribution) and (b) $25,000.  The General Partner may otherwise redeem any portion of its investment in the Partnership at any time without notice to the Limited Partners.  For any such redemption, the General Partner will redeem its Units at the end of the month in the same manner as any Limited Partner would follow to redeem Units.  Additionally, the General Partner has the right to redeem Units it holds in the event redemptions for Limited Partners are suspended.

The Partnership’s Structure Has Conflicts of Interest.
•
The General Partner, MSSB, MS&Co., MSCG, and MSIP are affiliates.  As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.

•	MS&Co. and MSCG can benefit from bid/ask spreads to the extent the Trading Advisors execute a substantial portion of OTC foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.

•
The Trading Advisors, MS&Co., MSSB, MSCG, MSIP and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Partnership for positions.  Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Partnership, or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on the parties involved with such conflicts to resolve them equitably.

An Investment in Units May Not Diversify an Overall Portfolio.  Because futures, forwards and options have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds.  However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to your other investments in the future.  You may lose your entire investment in the Partnership.

The Partnership Is Not A Registered Investment Company.  The Partnership is not required to register, and is not registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership.  As a financial holding company (“FHC”) under the Bank Holding Company Act, Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”).  A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”).  These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities.  In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures.  Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner and the Partnership, any limited divestiture should not directly involve the Partnership.

The enactment of the Dodd-Frank Act will result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation by the Office of the Comptroller of the Currency

(“OCC”).  The Act will require that, in order to maintain FHC status, Morgan Stanley (as well as the Banks) be well capitalized and well managed, as those terms are defined by the Federal Reserve.  The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company.  Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced supervision by and more stringent prudential standards to be established by the Federal Reserve.  The Federal Reserve is required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.

The Units (1) are not FDIC insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.  The assets of the Partnership that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks.  The Federal Deposit Insurance Corporation (“FDIC”) insures deposits held at its member banks for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.). If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

Risks Relating to Futures Interests Trading and the Futures Interests Markets
Futures Interests Trading is Speculative and Volatile.  The rapid fluctuations in the market prices of futures, forwards, and options make an investment in the Partnership volatile.  Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates.  If a Trading Advisor incorrectly predicts the direction of prices in futures, forwards, and options, large losses may occur.  The Partnership’s performance will be volatile on a monthly and an annual basis.  The Partnership could lose all or substantially all of its assets.

The Partnership’s Futures Interests Trading is Highly Leveraged.  Trading Advisors may use substantial leverage in trading the Partnership’s assets.  Trading futures, forwards, and options involves substantial leverage, which could result in immediate and substantial losses.  Due to the low margin deposits normally required in trading futures, forwards, and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account.  As a result, a relatively small price movement in futures, forwards, and options may result in immediate and substantial losses to the investor.  For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit.  A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by the Trading Advisors in their trading can vary substantially from month to month.  This leverage, expressed as the underlying value of the Partnership’s positions compared to the average net assets of the Partnership, is anticipated to range from two times the Partnership’s net assets to ten times the Partnership’s net assets.  Under certain conditions, however, the Partnership’s leverage could exceed (or be less than) such range.

Options Trading Can be More Volatile than Futures Trading.  The Partnership may trade options on futures.  Although successful options trading requires many of the same skills as successful futures trading, the risks are different.  Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options.  Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Market Illiquidity May Cause Less Favorable Trade Prices.  Although the Trading Advisors generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities.  In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases it is possible that the Partnership could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

Trading on Foreign Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges.  The Partnership trades on exchanges located outside the United States. Trading on U.S.
exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements.  Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

The percentage of the Partnership’s positions which are traded on foreign exchanges can vary significantly from month to month.

Positions on foreign exchanges also are subject to the risk of, among other things, exchange controls, expropriation, excessive taxation or government disruptions. The Partnership may incur losses when determining the value of its foreign positions in U.S. dollars because of fluctuations in exchange rates.

The Unregulated Nature of the Over-The-Counter Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges.  Unlike futures contracts, OTC “spot” and forward contracts are entered into between private parties off an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency.  Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty.  Trading in the OTC foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.  The Partnership trades such contracts with MS&Co. and MSCG, and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.  The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm is approximately 25.57%.

The Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading.  Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions.  Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect.

Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act.  The implementation of these provisions could adversely affect the Partnership by increasing transaction and compliance costs.

Trading Swaps Creates Distinctive Risks.  The Trading Advisors may trade in certain swaps.  Currently, swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets.  As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.  The swap markets are “principals’ markets,” in which performance with respect to a swap is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse.  The Partnership is subject to the risk of the inability or refusal to perform with respect to swaps on the part of the counterparties, and until such time as these transactions are cleared or guaranteed by an exchange, the Partnership will be subject to the risk of counterparty default on its swaps.  In some swap transactions the counterparty may require the Partnership to deposit collateral to support the Partnership’s obligations under the swap agreement.  If the counterparty to such a swap defaults, the Partnership would lose the net amount of payments that the Partnership is contractually entitled to receive and could lose, in addition, any collateral deposits made with the counterparty.  There are no limitations on daily price movements in swaps.  Speculative position limits are not applicable to swaps.  Participants in the swap markets are not required to make continuous markets in the swaps they trade.

However, the regulation of swaps will be subject to substantial change under recently-enacted legislation and pending regulatory action.  These new requirements will alter the manner in which swaps will be traded.  Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through clearing houses and executed on designated contract markets or swap execution facilities.  Security-based swaps will be subject to similar requirements as will apply to commodity swaps.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing, or not.  These include margin, collateral and capital requirements, reporting obligations, for certain swaps, speculative position limits, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be able to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraph.

Deregistration of the Commodity Pool Operator or the Commodity Trading Advisors Could Disrupt Operations. The General Partner is a registered commodity pool operator and registered commodity trading advisor and each Trading Advisor is a registered commodity trading advisor.  If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership.  The Limited Partners would then determine whether to select a replacement general partner or to dissolve the Partnership.  If the CFTC were to terminate, suspend, revoke or not renew the registration of a Trading Advisor, the General Partner would terminate such Trading Advisor’s advisory agreement with the Partnership.  The General Partner could reallocate the Partnership’s assets managed by the deregistered Trading Advisor to new trading advisor(s) or terminate the Partnership.  No action is currently pending or threatened against the General Partner or any of the Trading Advisors.

The Partnership is Subject to Speculative Position Limits. The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain Futures Interests contracts that may be held or controlled by any one person or group.  Therefore, the Trading Advisors may have to reduce the size of their position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership.  In fall 2011, the CFTC adopted new position limits with respect to certain metal, energy, and agricultural contracts.  The CFTC or the relevant futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, which could adversely affect the profitability of the Partnership.

The Partnership has Credit Risk to the Commodity Brokers.  The Partnership has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets.  As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, investors may only recover a pro rata share of their investment in the Partnership or nothing at all.  Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis.  The commodity brokers, as futures commission merchants for the Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts.  With respect to the Partnership’s OTC foreign exchange contracts with

MS&Co. and MSCG, prior to implementation of the Dodd-Frank Act’s provisions, there are no daily settlements of variations in value, and there is no requirement to segregate funds held with respect to such contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk, and in such event, the Partnership may only recover a pro rata share of the available customer funds.

Risks Relating to the Trading Advisors
Since the future performance of the Trading Advisors is unpredictable, the Trading Advisors’ past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully.  The Trading Advisors are responsible for making all futures, forwards, and options trading decisions on behalf of the Partnership.  The General Partner has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner.  The General Partner can provide no assurance that the trading program employed by the Trading Advisors will be successful.  The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely.  This, in turn, could negatively affect the Partnership’s performance.

Market Factors May Adversely Influence the Trading Advisors’ Trading Programs. In the past, there have been periods when market conditions have not been favorable to the Trading Advisors’ respective strategies, and such periods may recur.  The past performance of such trading strategies is not necessarily indicative of their future profitability, and no trading program can consistently determine which commodity to trade or when to enter into the trade.  Often, the most unprofitable market conditions for the Partnership are those in which prices “whipsaw,” that is, such price moves quickly upward (or downward), then reverses, then moves upward (or downward) again, then reverses again.  In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.  Any factor which may lessen the prospect of favorable conditions in the future (such as lack of major price trends or increased governmental control of, or participation in, the markets) may reduce the Trading Advisors’ ability to trade profitably in the future.

Increasing the Assets Managed by the Trading Advisors May Adversely Affect Their Performance.  The rates of return achieved by commodity trading advisors often diminish as the assets under their management increase.  This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits.  These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control.  The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

You Will Not be Aware of Changes to the Trading Advisors’ Trading Programs.  Because of the proprietary nature of the Trading Advisors’ trading programs, you generally will not be advised if adjustments are made to the Trading Advisors’ trading programs in order to accommodate additional assets under management or for any other reason.

The Trading Advisors May Terminate Their Advisory Agreements.  The advisory agreements with the Trading Advisors automatically renew annually unless terminated by the General Partner or the relevant Trading Advisor.  In the event an advisory agreement is not renewed, the General Partner may not be able to enter into an arrangement with the relevant Trading Advisor or another trading advisor on terms substantially similar to the previous advisory agreement.

Disadvantages of Replacing or Switching Trading Advisors.  The Trading Advisors are required to recoup previous trading losses before they can earn performance-based compensation.  However, the General Partner may elect to replace a Trading Advisor if it has a “loss carry-forward.”  In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses.  In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits.  The effect of the replacement of or the reallocation of assets away from a Trading Advisor therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions.  Assets in managed futures have grown from an estimated $300 million in 1980 to over $291 billion in 2011.  This has resulted in increased trading competition.  Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership.  The Trading Advisors are required to use an allocation methodology that is fair to all customers.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor the Trading Advisors.  As a Limited Partner, you will not have access to the Partnership’s trade positions.  Consequently, you will not know whether the Trading Advisors are adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

Taxation Risks
You May Have Tax Liability Attributable To Your Interest in the Partnership Even If You Have Received No Distributions and Redeemed No Units and Even if the Partnership Generated a Loss.  If the Partnership has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Partnership.  The General Partner presently does not intend to make any distributions from the Partnership.  Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Partnership’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources.  In addition, the Partnership may have capital losses from trading activities that cannot be deducted against the Partnership’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Partnership generates a net loss.

The Partnership’s Tax Returns Could be Audited.  The IRS could audit the Partnership’s U.S. federal income tax returns.  If an audit results in an adjustment to the Partnership’s tax return, Limited Partners in the Partnership could be required to file amended returns and pay additional tax.

You Will Recognize Short-Term Capital Gain.  Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 35%.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations.  Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes.  The IRS could argue that certain Partnership expenses are investment advisory expenses.  Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

Tax Laws Are Subject To Change at Any Time, Including Already Enacted Changes Scheduled to Take Effect in 2013. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.  For example, various tax rate reductions for non-corporate taxpayers enacted in 2001 and 2003 are scheduled to expire for taxable years beginning after December

31, 2012.  Further, the maximum ordinary income rates for non-corporate taxpayers are scheduled to increase from 35% to 39.6%, and the maximum long-term capital gains rates are scheduled to increase from 15% to 20%.  Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

Non-U.S. Investors May Face Exchange Rate Risk and Local Tax Consequences.  Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase.  Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.