Form 10-Q
period 2012-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2012-11-13
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of September 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-43

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46-49

Item 1A.	Risk Factors	49-50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50-51

Item 6.	Exhibits	51-52

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Investment in KR Master Fund	10,785,054	–
Investment in FL Master Fund	7,037,439	–
	17,822,493	–
Trading Equity:

Unrestricted cash	9,172,137	35,693,205
Restricted cash	–	125,600

Total cash	9,172,137	35,818,805

Net unrealized gain (loss) on open contracts (MS&Co.)	92,593	(88,387)

Options purchased (premiums paid $0 and $3,273, respectively)	–	1,534

Total Trading Equity	27,087,223	35,731,952

Interest receivable (MS&Co. & MSSB)	1,497	98

Total Assets	27,088,720	35,732,050

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	915,495	724,150
Accrued brokerage fees (MS&Co.)	104,614	134,931
Accrued management fees	42,542	58,665

Total Liabilities	1,062,651	917,746

Partners’ Capital:

Limited Partners (3,235,549.963 and 3,983,851.059 Units, respectively)	25,740,644	34,396,076
General Partner (35,877.343 and 48,440.343 Units, respectively)	285,425	418,228

Total Partners’ Capital	26,026,069	34,814,304

Total Liabilities and Partners’ Capital	27,088,720	35,732,050

NET ASSET VALUE PER UNIT	7.96	8.63

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain on open contracts	% of Partners’ Capital
	$
Foreign currency	40,858	0.16

Total Futures and Forward Contracts Purchased	40,858	0.16

Futures and Forward Contracts Sold

Foreign currency	4,083	0.02

Total Futures and Forward Contracts Sold	4,083	0.02

Unrealized Currency Gain	47,652	0.18

Net fair value
	92,593	0.36

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & MSSB)	5,039	1,379	12,548	14,048

EXPENSES
Brokerage fees (MS&Co.)	318,607	457,279	1,061,365	1,482,631
Management fees	129,835	198,817	432,478	644,622

Total Expenses	448,442	656,096	1,493,843	2,127,253

NET INVESTMENT LOSS	(443,403)	(654,717)	(1,481,295)	(2,113,205)

TRADING RESULTS
Trading profit (loss):
Net realized	(168,008)	110,272	(455,500)	(805,585)
Net change in unrealized	127,362	1,395,692	182,719	256,527
Realized gain on investment in KR
Master Fund	810,662	–	250,819	–
Realized loss on investment in
FL Master Fund	(114,312)	–	(1,545,644)	–
Unrealized appreciation
on investment in FL Master Fund	377,288	–	672,444	–
Unrealized depreciation on
investment in KR Master Fund	(339,193)	–	(184,954)	–

Total Trading Results	693,799	1,505,964	(1,080,116)	(549,058)

NET INCOME (LOSS)	250,396	851,247	(2,561,411)	(2,662,263)

NET INCOME (LOSS) ALLOCATION

Limited Partners	247,126	842,034	(2,528,609)	(2,632,380)
General Partner	3,270	9,213	(32,802)	(29,883)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.07	0.19	(0.67)	(0.54)
General Partner	0.07	0.19	(0.67)	(0.54)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,467,451.000	4,474,983.699	3,711,953.185	4,724,481.025

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	4,032,291.402	34,396,076	418,228	34,814,304

Net Loss	–	(2,528,609)	(32,802)	(2,561,411)

Redemptions	(760,864.096)	(6,126,823)	(100,001)	(6,226,824)

Partners’ Capital,
September 30, 2012	3,271,427.306	25,740,644	285,425	26,026,069

Partners’ Capital,
December 31, 2010	5,020,573.947	47,504,374	517,432	48,021,806

Net Loss	–	(2,632,380)	(29,883)	(2,662,263)

Redemptions	(665,637.947)	(5,972,481)	(49,999)	(6,022,480)

Partners’ Capital,
September 30, 2011	4,354,936.000	38,899,513	437,550	39,337,063

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

1.  Organization
Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  As of September 26, 2012, Morgan Stanley Smith Barney LLC (“MSSB”) is doing business as Morgan Stanley Wealth Management.  This entity, where the Partnership continues to maintain a cash account previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited (“C-View”), Flintlock Capital Asset Management, LLC (“Flintlock”) and Krom River Investment Management (Cayman) Limited (together with its affiliate, Krom River Trading AG) (“Krom River”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Flintlock and Krom River manage the assets of the Partnership through its investments in FL Master Fund L.P. (“FL Master Fund”) and KR Master Fund L.P. (“KR Master Fund”), respectively.  Ceres is a general partner to FL Master Fund and KR Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2012 and 2011 were as follows:
          For the Three Months                                                       For the Nine Months
Ended September 30,                                                           Ended September 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 7.89	$ 8.84	$ 8.63	$ 9.57

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.13)	(0.15)	(0.41)	(0.45)
Realized/Unrealized Income (Loss) (1)	0.20	0.34	(0.26)	(0.09)
Net Income (Loss)	0.07	0.19	(0.67)	(0.54)

Net asset value, September 30:	$ 7.96	$ 9.03	$ 7.96	$ 9.03

Ratios to average net assets:
Net Investment Loss (2)	(6.5)%	(6.6)%	(6.6)%	(6.7)%
Expenses before Incentive Fees (2)	6.6%	6.6%	6.7%	6.8%
Expenses after Incentive Fees (2)	6.6%	6.6%	6.7%	6.8%
Net Income (Loss) (2)	3.7%	8.6%	(11.5)%	(8.5)%
Total return before incentive fees	0.9%	2.1%	(7.8)%	(5.6)%
Total return after incentive fees	0.9%	2.1%	(7.8)%	(5.6)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. in Futures Interests trading accounts to meet margin requirements as needed.  Monthly MS&Co. pays the Partnership interest income on 100% of the average

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  For purposes of such interest payments, daily funds do not include monies due to the Partnership on or with respect to futures, forwards or options contracts that have not been received.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  The Partnership pays brokerage fees to MS&Co.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2012	—	92,593	92,593	—	Oct. 2012
Dec. 31, 2011	—	(88,387)	(88,387)	—	Mar. 2012

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $9,172,137 and $35,818,805 at September 30, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at  MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts,

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to perform.   The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2012 and December 31, 2011, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Foreign currency	74,102	(33,244)	20,720	(16,637)	44,941	1,563
Total	74,102	(33,244)	20,720	(16,637)	44,941

Unrealized currency gain					47,652
Total net unrealized gain on open contracts					92,593

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

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	682,995	(887,947)
Foreign currency	(4,452)	(204,347)
Unrealized currency gain	15,256	12,178
Total	693,799	(1,080,116)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:
	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized	(168,008)	(455,500)
Net change in unrealized	127,362	182,719
Realized gain on investment in KR Master Fund	810,662	250,819
Realized loss on investment in FL Master Fund	(114,312)	(1,545,644)
Unrealized appreciation on investment in FL Master Fund	377,288	672,444
Unrealized depreciation on investment in KR Master Fund	(339,193)	(184,954)
Total Trading Results	693,799	(1,080,116)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Foreign currency	1,524,199	(512,236)
Unrealized currency loss	(18,235)	(36,822)
Total	1,505,964	(549,058)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Net realized	110,272	(805,585)
Net change in unrealized	1,395,692	256,527
Total Trading Results	1,505,964	(549,058)

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
September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in KR Master Fund	–	10,785,054	n/a	10,785,054
Investment in FL Master Fund	–	7,037,439	n/a	7,037,439
Forwards	–	94,822	n/a	94,822

Total Assets	–	17,917,315	n/a	17,917,315

Liabilities
Forwards	–	49,881	n/a	49,881

Total Liabilities	–	49,881	n/a	49,881

Unrealized currency gain				47,652

*Net fair value	–	17,867,434	n/a	17,915,086

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Forwards	–	38,838	n/a	38,838
Options Purchased	–	1,534	n/a	1,534

Total Assets	–	40,372	n/a	40,372

Liabilities
Forwards	–	162,699	n/a	162,699

Total Liabilities	–	162,699	n/a	162,699

Unrealized currency gain				35,474

*Net fair value	–	(122,327)	n/a	(86,853)

* This amount comprises the “Total net unrealized gain (loss) on open contracts” “Investment in KR Master Fund”, “Investment in FL Master Fund” and “Options purchased” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information reflecting the total assets, liabilities and capital of FL Master Fund and KR Master Fund is shown in the following tables.

                            September 30, 2012

	Total Assets	Total Liabilities	Total Capital
FL Master Fund	$32,315,024	$6,279,707	26,035,317
KR Master Fund	$117,357,253	$1,440,308	115,916,945
	$149,672,277	$7,720,015	141,952,262

Summarized information for the Partnership’s investment in FL Master Fund and KR Master Fund is shown in the following tables:

      September 30, 2012                                                          For the three months ended September 30, 2012
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
FL Master Fund	27.04	7,037,439	262,976	Commodity	Monthly
				Portfolio
KR Master Fund	41.44	10,785,054	471,471	Commodity	Monthly
				Portfolio

      September 30, 2012                                                          For the nine months ended September 30, 2012
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
FL Master Fund	27.04	7,037,439	(873,200)	Commodity	Monthly
				Portfolio
KR Master Fund	41.44	10,785,054	65,866	Commodity	Monthly
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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2012, the Partnership owned approximately 26.94% and 9.30% of FL Master Fund and KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in FL Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of FL Master Fund and KR Master Fund.

The tables below represent summarized Income Statement information for FL Master Fund and KR Master Fund for the three and nine months ended September 30, 2012, to meet the requirements of Regulation S-X rule 3-09, as follows:
For the Three Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
FL Master Fund	4,755	(204,696)	979,760	775,064
KR Master Fund	15,048	(173,873)	4,605,264	4,431,391

For the Nine Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
FL Master Fund	12,552	(446,191)	(3,294,917)	(3,741,108)
KR Master Fund	39,080	(368,147)	901,800	533,653

7.  Other Pronouncements
In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

This guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally,

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

Effective the close of business on October 10, 2012, the General Partner terminated the management agreement dated as of November 1, 2010 and as amended on November 29, 2010, between Ceres, Flintlock and the Partnership.  Consequently Flintlock ceased all trading on behalf of the Partnership effective October 10, 2012.

On October 22, 2012, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and the Partnership entered into a management agreement pursuant to which, effective November 1, 2012, Cambridge would serve as a trading advisor to the Partnership and will trade its allocated portion of the Partnership’s net assets pursuant to Cambridge Asian Markets Alpha Programme.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Currency 34.61% and Commodity 65.39%.

Liquidity.  The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2012, approximately 65.39% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 34.61% are forward contracts which are off-exchange traded.

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

The following table sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending September 30, 2012, and June 30, 2012, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of September 30, 2012 (%)	Allocations as of June 30, 2012 (%)	Allocations as of September 30, 2012($)	Allocations as of June 30, 2012 ($)	Change during the period (%)

C-View	31.89	33.60	8,298,995	9,407,115	-11.78
Krom River	41.21	41.95	10,725,119	11,744,671	-8.68
Flintlock	26.90	24.45	7,001,955	6,843,585	2.31

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $698,838 and expenses totaling $448,442, resulting in net income of $250,396 for the three months ended September 30, 2012.  The

Partnership’s net asset value per Unit increased from $7.89 at June 30, 2012 to $7.96 at September 30, 2012.

The most significant trading gains were achieved within the metals sector, primarily during August and September, from long positions in gold and silver futures as prices advanced amid speculation the U.S. Federal Reserve will expand stimulus measures to boost the labor market. Within the agricultural markets, gains were achieved primarily during July from long positions in corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output in the U.S. Within the currency sector, gains were achieved primarily during September from long positions in the Indian rupee versus the U.S. dollar after the U.S. dollar declined amid the U.S. Federal Reserve announcement of bond buying to bolster the economy in a program of quantitative easing that tends to debase the currency. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy sector, primarily during September, from short positions in natural gas futures as prices climbed higher on speculation U.S. government data may show a smaller-than-normal increase in stockpiles following production shutdowns due to Hurricane Isaac.

The Partnership recorded total trading results including interest income totaling $(1,067,568) and expenses totaling $1,493,843, resulting in a net loss of $2,561,411 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit decreased from $8.63 at December 31, 2011 to $7.96 at September 30, 2012.

The most significant trading losses were incurred within the agricultural sector, primarily during September, from short positions in wheat futures as prices advanced as the U.S. Federal Reserve’s third round of stimulus measures to bolster the U.S. economy signaled increasing demand for crops amid shrinking supplies. Additional losses were incurred during April from short positions in soybean futures as prices advanced on concern that a freeze in South America and rain in Europe will curb oilseed supplies. Within the metals markets, losses were incurred primarily during March from long positions in gold and silver futures as prices moved lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. Additional losses were incurred during the second quarter from long positions in gold and silver futures. Within the energy sector, losses were incurred primarily during June and September. During June, losses were incurred from short positions in natural gas futures as prices advanced on forecasts of above-normal temperatures across the U.S. Prices continued to rise after a U.S. government report revealed a smaller-than-expected gain in inventories. During September, losses were incurred from short positions in natural gas futures as prices climbed higher on speculation U.S. government data may show a smaller-than-normal increase in stockpiles following production shutdowns due to Hurricane Isaac. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the currency sector, primarily during the first quarter. During January, gains were recorded from long positions in the Canadian dollar and Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened following the U.S. Federal Reserve’s suggestion they would likely keep short-term interest rates low through 2014. During February, additional gains were incurred from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell against the U.S. dollar after the Bank of Japan said it would increase the size of its asset-purchase fund. During March, further gains were incurred from short positions in the Japanese yen and Australian dollar versus the U.S. dollar as concern over earnings in China reduced demand for these currencies.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2012, the Partnership’s total capitalization was approximately $26 million.
September 30, 2012

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$938,970	3.61%

Commodity	1,774,159	6.82%

Total	$2,713,129	10.43%

      Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,165,794	387,368	708,123
Commodity	2,281,300	317,832	1,249,211
* Average of month-end VaR

As of December 31, 2011, the Partnership’s total capitalization was approximately $35 million.

                         December 31, 2011

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$662,978	1.90%

                               Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$5,786,605	$556,613	$1,775,236
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

Item 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012 other than as set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George will be appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

Item 6.	EXHIBITS

10.01	Management Agreement, dated as of October 22, 2012, among the General Partner, the Partnership, and the Cambridge Strategy (Asset Management) Limited.

10.02	First Amendment to Management Agreement among the General Partner, the Partnership, and the Cambridge Strategy (Asset Management) Limited, dated as of October 23, 2012.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.