Form 10-Q
period 2013-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2013-05-13
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 000-31563

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

As of March 31, 2013, 2,848,705.808 Limited Partnership Redeemable Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of March 31, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2013 and 2012	6

	Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-43

Item 4.	Controls and Procedures	43-44

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45-53

Item 1A.	Risk Factors	54

Item 4.	Mine Safety Disclosures	54

Item 6.	Exhibits	54-55

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
Trading Equity:	2013	2012
ASSETS	$	$

Investment in KR Master Fund	9,774,650	10,109,603
Investment in Cambridge Master Fund	9,416,403	6,920,831

Total Investments in Master Funds	19,191,053	17,030,434

Unrestricted cash	3,398,424	6,788,072

Net unrealized gain on open contracts (MS&Co.)	185,440	43,205

Options purchased (premiums paid $2,365 and $0, respectively)	511	–

Total Trading Equity	22,775,428	23,861,711

Interest receivable (MS&Co.)	1,338	710

Total Assets	22,776,766	23,862,421

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	624,744	422,017
Accrued brokerage fees (MS&Co.)	86,471	90,602
Accrued incentive fees	66,871	–
Accrued management fees	33,845	36,617

Total Liabilities	811,931	549,236

Partners’ Capital:

Limited Partners (2,848,705.808 and 3,043,048.335 Units, respectively)	21,691,645	23,041,527
General Partner (35,877.343 and 35,877.343 Units, respectively)	273,190	271,658

Total Partners’ Capital	21,964,835	23,313,185

Total Liabilities and Partners’ Capital	22,776,766	23,862,421

NET ASSET VALUE PER UNIT	7.61	7.57

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain (loss) on open contracts	% of Partners’ Capital
	$
Foreign currency	339,740	1.54

Total Futures and Forward Contracts Purchased	339,740	1.54

Futures and Forward Contracts Sold

Foreign currency	(84,190)	(0.38)

Total Futures and Forward Contracts Sold	(84,190)	(0.38)

Unrealized Currency Loss	(70,110)	(0.32)

Net fair value	185,440	0.84

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options written on Forward Contracts	511	– (1)

(1)  Amounts less than 0.005%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2012

Futures and Forward Contracts Purchased	Net unrealized gain on open contracts	% of Partners’ Capital
	$
Foreign currency	5,545	0.02

Total Futures and Forward Contracts Purchased	5,545	0.02

Futures and Forward Contracts Sold

Foreign currency	35,827	0.16

Total Futures and Forward Contracts Sold	35,827	0.16

Unrealized Currency Gain	1,833	0.01

Net fair value	43,205	0.19

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2013	2012
	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	3,746	3,623

EXPENSES
Brokerage fees (MS&Co.)	263,326	394,047
Management fees	104,029	160,682
Incentive fees	66,870	–

Total Expenses	434,225	554,729

NET INVESTMENT LOSS	(430,479)	(551,106)

TRADING RESULTS
Trading profit (loss):
Net realized	(22,621)	(1,934)
Net change in unrealized	140,381	76,618
Net realized loss on investment in KR Master Fund	(188,824)	(479,253)
Net realized gain on investment in Cambridge Master Fund	226,663	–
Net realized loss on investment in FL Master Fund	–	(1,825,238)
Net change in unrealized appreciation on investment in KR Master Fund	19,353	151,040
Net change in unrealized appreciation on investment in Cambridge Master Fund	383,610	–
Net change in unrealized appreciation on investment in FL Master Fund	–	1,779,118

Total Trading Results	558,562	(299,649)

NET INCOME (LOSS)	128,083	(850,755)

NET INCOME (LOSS) ALLOCATION

Limited Partners	126,551	(840,241)
General Partner	1,532	(10,514)

NET INCOME (LOSS) PER UNIT*

Limited Partners	0.04	(0.21)
General Partner	0.04	(0.21)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,018,624.576	3,972,123.168

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	3,078,925.678	23,041,527	271,658	23,313,185

Net Income	–	126,551	1,532	128,083

Redemptions	(194,342.527)	(1,476,433)	–	(1,476,433)

Partners’ Capital,
March 31, 2013	2,884,583.151	21,691,645	273,190	21,964,835

Partners’ Capital,
December 31, 2011	4,032,291.402	34,396,076	418,228	34,814,304

Net Loss	–	(840,241)	(10,514)	(850,755)

Redemptions	(255,136.452)	(2,171,864)	–	(2,171,864)

Partners’ Capital,
March 31, 2012	3,777,154.950	31,383,971	407,714	31,791,685

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup’s remaining interest in MSSBH.     Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are C-View International Limited (“C-View”), The Cambridge Strategy (Assets Management) Limited (“Cambridge”) and Krom River Investment Management (Cayman) Limited (together with its affiliate, Krom River Trading AG) (“Krom River”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge and Krom River manage the assets of the Partnership through its investments in Cambridge Master Fund L.P. (“Cambridge Master Fund”) and KR Master Fund L.P. (“KR Master Fund”), respectively.  Ceres is a general partner to Cambridge Master Fund and KR Master Fund.

2.	Financial Highlights
Financial Highlights for the quarters ended March 31, 2013 and 2012 were as follows:
                                                           For the Quarters Ended March 31,

	2013	2012
Per Unit Operating Performance:
Net asset value, January 1:	$ 7.57	$ 8.63

Interest Income	– (3)	– (3)
Expenses	(0.15)	(0.14)
Realized/Unrealized Income (Loss) (1)	0.19	(0.07)
Net Income (Loss)	0.04	(0.21)

Net asset value, March 31:	$ 7.61	$ 8.42

Ratios to average net assets:
Net Investment Loss (2)	(7.8)%	(6.7)%
Expenses before Incentive Fees (2)	6.6%	6.7%
Expenses after Incentive Fees (2)	7.8%	6.7%
Net Income (Loss) (2)	2.3%	(10.3) %
Total return before incentive fees	0.8%	(2.4)%
Total return after incentive fees	0.5%	(2.4)%

  (1) Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).
   (3) Amounts less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.  Monthly, MS&Co. pays the Partnership interest income on 100% of the average   daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership.  For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received.    The Partnership pays brokerage fees to MS&Co.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss), “Net change in unrealized appreciation on investment in KR Master Fund”, “Net change in unrealized appreciation on investment in Cambridge Master Fund” and “Net change in unrealized appreciation on investments in FL Master Fund L.P.” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in Master Funds.  The Partnership records its investments in Master Funds at fair value on the basis of the net asset value of the Master Funds as of the Partnership’s reporting date.

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

The Partnership’s contracts are accounted for on a trade-date basis.  The Partnership accounts for its derivative investments as described in Note 5. Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2013	–	185,440	185,440	–	Jul. 2013
Dec. 31, 2012	–	43,205	43,205	–	Feb. 2013

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $3,398,424 and $6,788,072 at March 31, 2013, and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

perform.  The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”).  The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2013 and December 31, 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	–	–	–
Forwards	442,977	(103,237)	339,740

Total Assets	442,977	(103,237)	339,740

Liabilities
Futures	–	–	–
Forwards	61,961	(146,151)	(84,190)

Total Liabilities	61,961	(146,151)	(84,190)

Unrealized currency loss			(70,110)

Total net unrealized gain on
open contracts			185,440

Options
Options purchased			511

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	–	–	–
Forwards	47,414	(41,869)	5,545

Total Assets	47,414	(41,869)	5,545

Liabilities
Futures	–	–	–
Forwards	58,435	(22,608)	35,827

Total Liabilities	58,435	(22,608)	35,827

Unrealized currency gain			1,833

Total net unrealized gain on
open contracts			43,205

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$

Foreign currency	442,977	(103,237)	61,961	(146,151)	255,550	1,846
Total	442,977	(103,237)	61,961	(146,151)	255,550

Unrealized currency loss					(70,110)
Total net unrealized gain on open contracts					185,440

		Average number of
		contracts outstanding
		for the three months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	511	1

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Foreign currency	47,414	(41,869)	58,435	(22,608)	41,372	1,498
Total	47,414	(41,869)	58,435	(22,608)	41,372

Unrealized currency gain					1,833
Total net unrealized gain on open contracts					43,205

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2013 included in Total Trading Results:

Type of Instrument	$

Commodity	(167,990)
Foreign currency	798,495
Unrealized currency loss	(71,943)
Total	558,562

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2013:
Trading Results	$

Net realized	(22,621)
Net change in unrealized	140,381
Net realized loss on investment in KR Master Fund	(188,824)
Net realized gain on investment in Cambridge Master Fund	226,663
Net change in unrealized appreciation on investment in KR Master Fund	19,353
Net change in unrealized appreciation on investment in Cambridge Master Fund	383,610
Total Trading Results	558,562

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012 included in Total Trading Results:

Type of Instrument	$

Commodity	(403,901)
Foreign currency	104,545
Unrealized currency loss	(293)
Total	(299,649)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized	(1,934)
Net change in unrealized	76,618
Net realized loss on investment in KR Master Fund	(479,253)
Net realized loss on investment in FL Master Fund L.P. (“FL Master Fund”)	(1,825,238)
Net change in unrealized appreciation on investment in KR Master Fund	151,040
Net change in unrealized appreciation on investment in FL Master Fund	1,779,118
Total Trading Results	(299,649)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

On October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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
March 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in KR Master Fund	–	9,774,650	n/a	9,774,650
Investment in Cambridge Master Fund	–	9,416,403	n/a	9,416,403
Forwards	–	504,938	n/a	504,938
Options Purchased	–	511	n/a	511

Total Assets	–	19,696,502	n/a	19,696,502

Liabilities
Forwards	–	249,388	n/a	249,388

Total Liabilities	–	249,388	n/a	249,388

Unrealized currency loss				(70,110)

*Net fair value	–	19,447,114	n/a	19,377,004

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in KR Master Fund	–	10,109,603	n/a	10,109,603
Investment in Cambridge Master Fund	–	6,920,831	n/a	6,920,831
Forwards	–	105,849	n/a	105,849

Total Assets	–	17,136,283	n/a	17,136,283

Liabilities
Forwards	–	64,477	n/a	64,477

Total Liabilities	–	64,477	n/a	64,477

Unrealized currency gain				1,833

*Net fair value	–	17,071,806	n/a	17,073,639

* This amount comprises the “Net unrealized gain on open contracts”, “Investment in KR Master Fund”, “Investment in FL Master Fund” and “Options purchased” on the Statements of Financial Condition.

During the period January 1, 2013 to March 31,2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in Cambridge Master Fund and KR Master Fund

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

On January 1, 2012, the assets allocated to Flintlock Capital Asset Management, LLC (“Flintlock”) for trading were invested in FL Master Fund L.P. (“FL Master Fund”), a limited partnership organized under the partnership laws of the State of Delaware.  FL Master Fund was formed to permit accounts managed now or in the future by Flintlock using the 2x Flintlock Commodity Opportunities Partners, LP, a proprietary, systematic trading program, to invest together in one trading vehicle.  The General Partner was also the general partner for FL Master Fund.  Individual and pooled accounts managed by Flintlock, including the Partnership, were permitted to be limited partners of FL Master Fund.  The General Partner and Flintlock believed that trading through this structure should promote efficiency and economy in the trading process.  The Partnership fully redeemed its investment in FL Master Fund effective October 10, 2012.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information reflecting the total assets, liabilities and capital of Cambridge Master Fund and KR Master Fund as of March 31, 2013 and December 31, 2012, is shown in the following tables.

                                                                      March 31, 2013

	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$19,764,446	$72,455	$19,691,991
KR Master Fund	$100,486,854	$2,189,268	$98,297,586
	$120,251,300	$2,261,723	$117,989,577

                                                                                                                                         December 31, 2012

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$116,058,406	$1,168,169	$114,890,237
Cambridge Master Fund	$14,372,049	$31,163	$14,340,886
	$130,430,455	$1,199,332	$129,231,123

Summarized information for the Partnership’s investment in Cambridge Master Fund and KR Master Fund for the period ended March 31, 2013 and investment in Cambridge Master Fund, KR Master Fund and FL Master Fund for the period ended December 31, 2012, is as follows:

                                         For the three months ended March 31, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
Cambridge Master Fund	42.9	9,416,403	610,274	Commodity	Monthly
				Portfolio
KR Master Fund	44.5	9,774,650	(169,471)	Commodity	Monthly
				Portfolio

                                              For the three months ended March 31, 2012
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
KR Master Fund	43.4	10,109,603	(327,095)	Commodity	Monthly
				Portfolio
Cambridge Master Fund	29.7	6,920,831	–	Commodity	Monthly
				Portfolio
FL Master Fund	–	–	(45,148)	Commodity	Monthly
				Portfolio

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

As of March 31, 2013 and December 31, 2012, the Partnership owned approximately 47.82% and 48.23%  of Cambridge Master Fund and 9.94% and 8.80% of KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in Cambridge Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of Cambridge Master Fund and KR Master Fund.

The tables below represent summarized Income Statement information for Cambridge Master Fund and KR Master Fund for the quarters ended March 31, 2013 and 2012, to meet the requirements of Regulation S-X rule 3-09, as follows:
	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Cambridge Master Fund	2,645	(19,763)	1,320,051	1,300,288
KR Master Fund	12,611	(76,659)	(1,654,722)	(1,731,381)

	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
FL Master Fund	3,594	(58,252)	(181,171)	(239,423)
KR Master Fund	10,555	(109,287)	(3,145,845)	(3,255,132)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

This guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2013 and December 31, 2012.

If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Currency 92.14% and Commodity 7.86%.

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

As of March 31, 2013, approximately 7.86% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 92.14% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending March 31, 2013, and December 31, 2012, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of March 31, 2013 (%)	Allocations as of December 31, 2012 (%)	Allocations as of March 31, 2013($)	Allocations as of December 31, 2012 ($)	Change during the period

C-View	13.39%	23.05%	2,939,446	5,372,325	(45.29)%
Cambridge	42.36%	33.83%	9,304,292	7,887,169	(17.97)%
Krom	44.26%	43.12%	9,721,097	10,053,691	(3.31)%

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 28 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Net change in unrealized appreciation on investment” in Cambridge Master Fund, KR Master Fund and FL Master Fund, respectively, for open contracts, and recorded as “Net realized” trading profit (loss) and “Net realized loss on investment” in FL Master Fund and KR Master Fund and “Net realized gain on investment in Cambridge Master Fund, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarters Ended March 31, 2013
The Partnership recorded total trading results including interest income totaling $562,308 and expenses totaling $434,225, resulting in net income of $128,083 for the quarter ended March 31, 2013.  The Partnership’s net asset value per Unit increased from $7.57 at December 31, 2012 to $7.61 at March 31, 2013.

During the first quarter, the Partnership posted a gain in net asset value per Unit as profits in currencies and metals offset losses in the agricultural and energy markets. The most significant gains were recorded within the currency markets in January from long positions in the Thai baht versus the U.S. dollar as the value of the Thai currency increased on speculation that policy makers in the Asian country would tolerate currency strength to counter inflation. Additional currency gains resulted from long positions in the Chinese renminbi versus the U.S. dollar on news that China’s economic growth was accelerating, fueling speculation that the government would allow the currency to rise at a faster pace. Gains were also achieved in February from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar weakened amidst declining commodity prices. Within the metals markets, gains were achieved primarily in January from long positions in platinum futures as prices increased on reports of supply disruptions in South Africa, the world’s largest producer of the precious metal. Additional metals gains were experienced during February from short positions in copper futures as prices declined on reports that China’s manufacturing data trailed economists’ forecasts.

A portion of the Partnership’s gains for the quarter were offset by losses incurred within the agricultural sector during February and March from long positions in corn futures as prices declined as winter snowstorms in the Great Plains eased concern that drought would hurt crops in the U.S. Additional losses in the agricultural sector resulted from long positions in soybean futures in March as prices fell after government reports indicated that U.S. inventories would exceed previous forecasts. Within the energy complex, losses were experienced during February from long positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe. Losses were also incurred in January due to long positions in crude oil futures as prices declined late in the month as European finance ministers met to discuss the debt crisis that threatened the region’s economy.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2013, the Partnership’s total capitalization was approximately $22 million.

                                        March 31, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$4,150,915	18.90%

Commodity	354,218	1.61%

Total	4,505,133	20.51%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$7,391,093	$3,324,083	$4,552,945
Commodity	$705,344	$326,623	$523,952
* Average of month-end VaR

As of December 31, 2012, the Partnership’s total capitalization was approximately $23 million.

                                        December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$6,251,731	26.82%

Commodity	516,344	2.21%

Total	6,768,075	29.03%

                                     Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$6,604,835	$387,368	$1,442,558
Commodity	$2,689,954	–	$1,123,455
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

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2013.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants' demurrers with respect to claims brought under the Securities Act, and overruled defendants' demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff's affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff's affiliates' clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants' motion to dismiss with respect to plaintiff's standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB's obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company's motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court's decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff's purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs' purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26,

2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs' purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV.  On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.