Form 10-Q
period 2013-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2013-08-13
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

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

As of June 30, 2013, 2,710,916.535 Limited Partnership Redeemable Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of June 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2013 and 2012	6

	Notes to Financial Statements	7-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-46

Item 4.	Controls and Procedures	47

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48-58

Item 1A.	Risk Factors	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58-61

Item 6.	Exhibits	62

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Investment in Cambridge Master Fund	12,412,946	6,920,831
Investment in KR Master Fund	9,304,972	10,109,603

Total Investments in Master Funds	21,717,918	17,030,434

Unrestricted cash	95,127	6,788,072
Restricted cash	26,447	–

Total cash	121,574	6,788,072

Net unrealized gain (loss) on open contracts (MS&Co.)	(109,718)	43,205

Total Trading Equity	21,729,774	23,861,711

Interest receivable (MS&Co.)	608	710

Total Assets	21,730,382	23,862,421

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	268,184	422,017
Accrued incentive fees	98,426	–
Accrued brokerage fees (MS&Co.)	84,079	90,602
Accrued management fees	31,407	36,617

Total Liabilities	482,096	549,236

Partners’ Capital:

Limited Partners (2,710,916.535 and 3,043,048.335 Units, respectively)	20,970,751	23,041,527
General Partner (35,877.343 and 35,877.343 Units, respectively)	277,535	271,658

Total Partners’ Capital	21,248,286	23,313,185

Total Liabilities and Partners’ Capital	21,730,382	23,862,421

NET ASSET VALUE PER UNIT	7.74	7.57

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized loss on open contracts	% of Partners’ Capital
	$
Foreign currency	(15,642)	(0.07)

Total Futures and Forward Contracts Purchased	(15,642)	(0.07)

Futures and Forward Contracts Sold

Foreign currency	(10,805)	(0.05)

Total Futures and Forward Contracts Sold	(10,805)	(0.05)

Unrealized Currency Loss	(83,271)	(0.39)

Net fair value	(109,718)	(0.51)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	1,629	3,886	5,375	7,509

EXPENSES
Brokerage fees (MS&Co.)	250,244	348,711	513,570	742,758
Management fees	95,845	141,961	199,874	302,643
Incentive fees	98,426	–	165,296	–

Total Expenses	444,515	490,672	878,740	1,045,401

NET INVESTMENT LOSS	(442,886)	(486,786)	(873,365)	(1,037,892)

TRADING RESULTS
Trading profit (loss):
Net realized	576,827	(285,558)	554,206	(287,492)
Net change in unrealized	(293,304)	(21,261)	(152,923)	55,357
Net realized gain on investment in Cambridge Master Fund	1,329,975	–	1,556,638	–
Net realized loss on investment in KR Master Fund	(7,238)	(80,590)	(196,062)	(559,843)
Net realized gain (loss) on investment in FL Master Fund	–	393,906	–	(1,431,332)
Net change in unrealized depreciation on investment in Cambridge Master Fund	(512,397)	–	(128,787)	–
Net change in unrealized appreciation (depreciation) on investment in FL Master Fund	–	(1,483,962)	–	295,156
Net change in unrealized appreciation (depreciation) on investment in KR Master Fund	(302,838)	3,199	(283,485)	154,239

Total Trading Results	791,025	(1,474,266)	1,349,587	(1,773,915)

NET INCOME (LOSS)	348,139	(1,961,052)	476,222	(2,811,807)

NET INCOME (LOSS) ALLOCATION
Limited Partners	343,794	(1,935,494)	470,345	(2,775,735)
General Partner	4,345	(25,558)	5,877	(36,072)

NET INCOME (LOSS) PER UNIT *
Limited Partners	0.13	(0.53)	0.17	(0.74)
General Partner	0.13	(0.53)	0.17	(0.74)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	2,833,274.463	3,698,972.225	2,925,437.503	3,835,547.696

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	3,078,925.678	23,041,527	271,658	23,313,185

Net Income	–	470,345	5,877	476,222

Redemptions	(332,131.800)	(2,541,121)	–	(2,541,121)

Partners’ Capital,
June 30, 2013	2,746,793.878	20,970,751	277,535	21,248,286

Partners’ Capital,
December 31, 2011	4,032,291.402	34,396,076	418,228	34,814,304

Net Loss	–	(2,775,735)	(36,072)	(2,811,807)

Redemptions	(483,728.318)	(4,007,126)	–	(4,007,126)

Partners’ Capital,
June 30, 2012	3,548,563.084	27,613,215	382,156	27,995,371

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.   MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are The Cambridge Strategy (Assets Management) Limited (“Cambridge”), Krom River Investment Management (Cayman) Limited (together with its affiliate, Krom River Trading AG, “Krom River”) and prior to May 31, 2013, C-View International Limited (“C-View”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge and Krom River manage the assets of the Partnership through its investments in Cambridge Master Fund L.P. (“Cambridge Master Fund”) and KR Master Fund L.P. (“KR Master Fund”), respectively.  Ceres is a general partner to Cambridge Master Fund and KR Master Fund.

Effective the close of business on May 31, 2013, C-View was terminated as a Trading Advisor to the Partnership.

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2013 and 2012 were as follows:

                                  For the Three                For the Six
                                  Months Ended June 30,          Months ended June 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 7.61	$ 8.42	$ 7.57	$ 8.63

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.16)	(0.13)	(0.30)	(0.28)
Realized/Unrealized Income (Loss) (1)	0.29	(0.40)	0.47	(0.46)
Net Income (Loss)	0.13	(0.53)	0.17	(0.74)

Net asset value, June 30:	$ 7.74	$ 7.89	$ 7.74	$ 7.89

Ratios to average net assets:
Net Investment Loss (2)	(6.9)%	(6.7)%	(7.2)%	(6.7)%
Expenses before Incentive Fees (2)	6.5%	6.8%	6.5%	6.7%
Expenses after Incentive Fees (2)	6.9%	6.8%	7.3%	6.7%
Net Income (Loss) (2)	7.9%	(27.1)%	5.1%	(18.1)%
Total return before incentive fees	2.2%	(6.3)%	3.0%	(8.6)%
Total return after incentive fees	1.7%	(6.3)%	2.2%	(8.6)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss), “Net change in unrealized appreciation (depreciation) on investment in KR Master Fund”, “Net change in unrealized depreciation on investment in Cambridge Master Fund” and “Net change in unrealized appreciation (depreciation) on investments in FL Master Fund L.P.” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in affiliated underlying master funds (“Master Funds”).  The Partnership records its investments in Master Funds at fair value on the basis of the net asset value of the Master Funds as of the Partnership’s reporting date.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2013		(109,718)	(109,718)	–	Aug. 2013
Dec. 31, 2012	–	43,205	43,205	–	Feb. 2013

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains (losses) amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $121,574 and $6,788,072 at June 30, 2013, and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

perform.  The Partnership has a master netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards.  The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2013 and December 31, 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of June 30, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	–	–	–
Forwards	48,013	(63,655)	(15,642)

Total Assets	48,013	(63,655)	(15,642)

Liabilities
Futures	–	–	–
Forwards	7,018	(17,823)	(10,805)

Total Liabilities	7,018	(17,823)	(10,805)

Unrealized currency loss			(83,271)

Total net unrealized loss on
open contracts			(109,718)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	–	–	–
Forwards	47,414	(41,869)	5,545

Total Assets	47,414	(41,869)	5,545

Liabilities
Futures	–	–	–
Forwards	58,435	(22,608)	35,827

Total Liabilities	58,435	(22,608)	35,827

Unrealized currency gain			1,833

Total net unrealized gain on
open contracts			43,205

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Foreign currency	48,013	(63,655)	7,018	(17,823)	(26,447)	1,617
Total	48,013	(63,655)	7,018	(17,823)	(26,447)

Unrealized currency loss					(83,271)
Total net unrealized loss on open contracts					(109,718)

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

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Type of Instrument	$	$

Commodity	(310,079)	(478,069)
Foreign currency	1,114,264	1,912,759
Unrealized currency loss	(13,160)	(85,103)
Total	791,025	1,349,587

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013:
	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Trading Results	$	$

Net realized	576,827	554,206
Net change in unrealized	(293,304)	(152,923)
Net realized loss on investment in KR Master Fund	(7,238)	(196,062)
Net realized gain on investment in Cambridge Master Fund	1,329,975	1,556,638
Net change in unrealized depreciation on investment in KR Master Fund	(302,838)	(283,485)
Net change in unrealized depreciation on investment in Cambridge Master Fund	(512,397)	(128,787)
Total Trading Results	791,025	1,349,587

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Type of Instrument	$	$

Commodity	(1,167,041)	(1,570,942)
Foreign currency	(304,440)	(199,895)
Unrealized currency loss	(2,785)	(3,078)
Total	(1,474,266)	(1,773,915)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012:
	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Trading Results	$	$

Net realized	(285,558)	(287,492)
Net change in unrealized	(21,261)	55,357
Net realized loss on investment in KR Master Fund	(80,590)	(559,843)
Net realized gain (loss) on investment in FL Master Fund	393,906	(1,431,332)
Net change in unrealized appreciation (depreciation) on investment in KR Master Fund	(1,483,962)	295,156
Net change in nrealized appreciation on investment in FL Master Fund	3,199	154,239
Total Trading Results	(1,474,266)	(1,773,915)

6.  Fair Value Measurements and Disclosures
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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Cambridge Master Fund	–	12,412,946	n/a	12,412,946
Investment in KR Master Fund	–	9,304,972	n/a	9,304,972
Forwards	–	55,031	n/a	55,031

Total Assets	–	21,772,949	n/a	21,772,949

Liabilities
Forwards	–	81,478	n/a	81,478

Total Liabilities	–	81,478	n/a	81,478

Unrealized currency loss				(83,271)

*Net fair value	–	21,691,471	n/a	21,608,200

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in KR Master Fund	–	10,109,603	n/a	10,109,603
Investment in Cambridge Master Fund	–	6,920,831	n/a	6,920,831
Forwards	–	105,849	n/a	105,849

Total Assets	–	17,136,283	n/a	17,136,283

Liabilities
Forwards	–	64,477	n/a	64,477

Total Liabilities	–	64,477	n/a	64,477

Unrealized currency gain				1,833

*Net fair value	–	17,071,806	n/a	17,073,639

* This amount comprises the “Net unrealized gain (loss) on open contracts” and “Investment in Cambridge Master Fund” and “Investment in KR Master Fund” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to June 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

On January 1, 2012, the assets allocated to Krom River for trading were invested in the KR Master Fund, a limited partnership organized under the partnership laws of the State of Delaware.  KR Master Fund was formed in order to permit commodity pools managed now or in the future by Krom River using the Commodity Program at 150% Leverage, a fundamental and technical trading system, to invest together in one trading vehicle.  Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master Fund.  The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

Summarized information reflecting the total assets, liabilities and capital of Cambridge Master Fund and KR Master Fund as of June 30, 2013 and December 31, 2012, is shown in the following tables.
                                                                   June 30, 2013

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$90,588,345	$5,003,834	$85,584,511
Cambridge master Fund	26,523,128	21,154	26,501,974
	$117,111,473	$5,024,988	$112,086,485

                                                                                                December 31, 2012

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$116,058,406	$1,168,169	$114,890,237
Cambridge Master Fund	14,372,049	31,163	14,340,886
	$130,430,455	$1,199,332	$129,231,123

Summarized information for the Partnership’s investment in, and operations of, Cambridge Master Fund and KR Master Fund for the period ended June 30, 2013 and investment in, and operations of, Cambridge Master Fund, KR Master Fund and FL Master Fund for the period ended December 31, 2012, is as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 2013                                            For the three months ended June 30, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
Cambridge Master Fund	58.4	12,412,946	817,578	Commodity	Monthly
				Portfolio
KR Master Fund	43.8	9,304,972	(310,076)	Commodity	Monthly
				Portfolio

                      June 30, 2013                                            For the six months ended June 30, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
Cambridge Master Fund	58.4	12,412,946	1,427,851	Commodity	Monthly
				Portfolio
KR Master Fund	43.8	9,304,972	(479,547)	Commodity	Monthly
				Portfolio

                      December 31, 2012                                            For the three months ended June 30, 2012
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
KR Master Fund	43.4	10,109,603	(77,392)	Commodity	Monthly
				Portfolio
Cambridge Master Fund	29.7	6,920,831	–	Commodity	Monthly
				Portfolio
FL Master Fund	–	–	(1,090,055)	Commodity	Monthly
				Portfolio

                      December 31, 2012                                            For the six months ended June 30, 2012
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
KR Master Fund	43.4	10,109,603	(405,605)	Commodity	Monthly
				Portfolio
Cambridge Master Fund	29.7	6,920,831	–	Commodity	Monthly
				Portfolio
FL Master Fund	–	–	(1,136,176)	Commodity	Monthly
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

As of June 30, 2013 and December 31, 2012, the Partnership owned approximately 46.84% and 48.23%  of Cambridge Master Fund and 10.87% and 8.80% of KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in Cambridge Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of Cambridge Master Fund and KR Master Fund.

The tables below represent summarized income statement information for Cambridge Master Fund and KR Master Fund for the three and six months ended June 30, 2013 and 2012, to meet the requirements of Regulation S-X rule 3-09, as follows:
For the Three Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Cambridge Master Fund	1,419	(8,654)	1,880,968	1,872,314
KR Master Fund	4,715	(86,935)	(2,872,871)	(2,959,806)

For the Six Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Cambridge Master Fund	4,092	(28,417)	3,201,019	3,172,602
KR Master Fund	17,326	(163,594)	(4,527,593)	(4,691,187)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
FL master Fund	4,203	(183,243)	(4,093,506)	(4,276,749)
KR Master Fund	13,477	(84,987)	(557,619)	(642,606)

For the Six Months Ended June 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
FL Master Fund	7,797	(241,495)	(4,274,677)	(4,516,172)
KR Master Fund	24,032	(194,274)	(3,703,464)	(3,897,738)

7.  Other Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Currency 81.20% and Commodity 18.80%.

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

As of June 30, 2013, approximately 18.80% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 81.20% is forward contracts which are off-exchange traded.

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

Results of Operations
General.  Cambridge employs a series of systematic proprietary decision tools to identify trading opportunities in the global currency markets.  The process combines three types of trading strategies; a systematic technical strategy, a systematic fundamental strategy and a Market Information Strategy.  These trading tools are utilized in a set of systematic strategies which are combined into investment portfolios and are designed to perform across diverse market environments.  The Systematic Fundamental Strategy is used in the Asian currency section of the Cambridge portfolios and reflects a predetermined set of positions designed to reflect “market” views on the relative attractiveness of Asian currencies versus the US dollar.  Assets are allocated to the Systematic Fundamental Strategy based on a proprietary measure of volatility in the global currency markets (in highly volatile markets the allocation is reduced and when volatility is low the allocation is increased).  The Market Information Strategy leverages the experience and global network of the portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows.  Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

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

The Partnership’s results depended on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  C-View traded its C-View Limited Managed Account 3X Program at 2x leverage.  C-View’s program traded spot and forward foreign exchange in the interbank market, non-deliverable forwards and OTC currency options. C-View’s approach was discretionary, based on a combination of fundamental analysis, technical analysis and market psychology. The intention was to capture profits from short to medium-term price trends while maintaining profitability in ranging markets.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending June 30, 2013, and March 31, 2013, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of June 30, 2013 (%)	Allocations as of March 31, 2013 (%)	Allocations as of June 30, 2013($)	Allocations as of March 31, 2013 ($)	Change during the period %

Cambridge	57.69	42.36	12,252,015	9,304,292	31.68
Krom	42.31	44.26	8,984,376	9,721,097	(7.58)
C-View	–	13.39	–	2,939,446	(100.00)

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 29 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Net change in unrealized appreciation on investment” in Cambridge Master Fund, KR Master Fund and FL Master Fund, respectively, for open contracts, and recorded as “Net realized” trading profit (loss) and “Net realized loss on investment” in FL Master Fund and KR Master Fund and “Net realized gain on investment in Cambridge Master Fund, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total trading results including interest income totaling $792,654 and expenses totaling $444,515, resulting in net income of $348,139 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit increased from $7.61 at March 31, 2013 to $7.74 at June 30, 2013.

During the second quarter, the Partnership posted a gain in Net Asset Value as trading profits in currencies and metals offset losses from trading energy and agriculturals.  The most significant gains were experienced in the currency sector, primarily during May, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened beyond 100 per U.S. dollar for the first time in four years as the Bank of Japan’s deflation-fighting measures had the currency headed for its longest streak of monthly declines in almost two decades.  Additional currency gains were recorded from short positions in the Australian and New Zealand dollars as the values of these Pacific Rim currencies weakened.  Within the metals sector, gains were experienced primarily during April from short positions in gold and silver futures as precious metals prices fell sharply at mid-month on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy markets primarily during June from short futures positions in crude oil as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the agricultural markets, losses were incurred primarily during the first half of June from long positions in corn futures as prices fell after warm weather and soil moisture boosted the outlook for U.S. yields.  Additional losses were incurred from short positions in cotton futures as prices advanced after the government cut its forecast for output in the U.S.

The Partnership recorded total trading results including interest income totaling $1,354,962 and expenses totaling $878,740, resulting in net income of $476,222 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit increased from $7.57 at December 31, 2012 to $7.74 at June 30, 2013.

During the first six months of the year, the Partnership posted a gain in Net Asset Value as profits from trading in currencies and metals more than offset losses from trading energies and agriculturals. The most significant gains were experienced in the currency sector, primarily during May, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened beyond 100 per U.S. dollar for the first time in four years as the Bank of Japan’s deflation-fighting measures had the currency headed for its longest streak of monthly declines in almost two decades.  Additional currency gains were recorded in January from long positions in the Thai baht versus the U.S. dollar as the value of the Thai currency increased on speculation that policy makers in the Asian country would tolerate currency strength to counter inflation. Within the metals sector, gains were experienced primarily during April from short positions in gold and silver futures as precious metals prices fell sharply at mid-month on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves.  Additional metals gains were recorded in January from long positions in platinum futures as prices increased on supply concerns from South Africa. A portion of the Partnership’s gains during the first half of the year was offset by losses incurred within the energy sector primarily during the second quarter.  During April, losses were incurred from long positions in gasoline futures as prices fell after reports showed the U.S. economy grew at a slower-than-expected rate in the first quarter. Losses in the sector were also incurred during June from short positions in crude oil as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the agricultural markets, losses were incurred primary during February and March from long positions in corn futures as prices declined as winter snowstorms in the Great Plains eased concern that drought would hurt crops in the U.S. Additional losses in the agricultural sector resulted from long positions in soybean futures in March as prices fell after government reports indicated that U.S. inventories would exceed previous forecasts.

For the Three and Six Months Ended June 30, 2012
The Partnership recorded total trading results including interest income totaling $(1,470,380) and expenses totaling $490,672, resulting in a net loss of $1,961,052 for the three months ended June 30, 2012.  The Partnership’s net asset value per Unit decreased from $8.42 at March 31, 2012 to $7.89 at June 30, 2012.

The  most significant trading losses were incurred primarily during April from short positions in soybean futures as prices advanced on concern that a freeze in South America and rain in Europe will curb oilseed supplies. Prices of soybean futures continued to advance on speculation that the reduced output in South America will force China to increase purchases from the U.S., the world’s largest grower and exporter of soybeans. Within the metals markets, losses were incurred throughout the quarter from long positions in gold and silver futures as prices declined on concerns that Europe’s debt crisis is worsening, fueling demand for the U.S. dollar, and reducing the appeal for precious metals. Within the energy sector, losses were incurred in June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. Prices continued to rise after a U.S. government report revealed a smaller-than-expected gain in inventories. Additionally, losses were incurred within the energy sector during April from long positions in crude oil futures as prices declined on signs that manufacturing is slowing in China and Europe, raising concern the global recovery is stalling and fuel demand may decline. Within the currency sector, losses were incurred primarily during April from short positions in the Japanese yen versus the U.S. dollar as the value of the yen advanced after the Bank of Japan refrained from easing monetary policy and Spanish bond yields climbed, reviving concern Europe’s debt crisis may spread and boosting demand for the Japanese yen as a “safe-haven” currency.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2013, the Partnership’s total capitalization was approximately $21 million.
                                     June 30, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$1,905,269	8.97

Commodity	440,991	2.08

Total	$2,346,260	11.05

                                         Three Months Ended June 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	6,434,902	1,206,933	4,025,095
Commodity	594,385	270,736	438,233
* Average of month-end VaR

As of December 31, 2012, the Partnership’s total capitalization was approximately $23 million.

                               December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$6,251,731	26.82

Commodity	516,344	2.21

Total	$6,768,075	29.03

                               Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	6,604,835	387,368	1,442,558
Commodity	2,689,954	–	1,123,455
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

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2013.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION

The Partnership does not have officers or a board of directors. The General Partner of the Partnership is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner.  Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr.

Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE

Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.