Form 10-Q
period 2013-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2013-11-14
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 2,573,614.985 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of September 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to Financial Statements	7-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-46

Item 4.	Controls and Procedures	46-47

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48-59

Item 1A.	Risk Factors	59

Item 4.	Mine Safety Disclosures	59

Item 6.	Exhibits	59-60

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Investment in Cambridge Master Fund	10,824,362	6,920,831
Investment in KR Master Fund	8,102,389	10,109,603

Total Investments in Master Funds	18,926,751	17,030,434

Cash	–	6,788,072

Net unrealized gain on open contracts (MS&Co.)	–	43,205

Total Trading Equity	18,926,751	23,861,711

Interest receivable (MS&Co.)	142	710

Total Assets	18,926,893	23,862,421

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	268,416	422,017
Accrued brokerage fees (MS&Co.)	73,357	90,602
Accrued management fees	27,330	36,617

Total Liabilities	369,103	549,236

Partners’ Capital:

Limited Partners (2,573,614.985 and 3,043,048.335 Units, respectively)	18,302,702	23,041,527
General Partner (35,877.343 and 35,877.343 Units, respectively)	255,088	271,658

Total Partners’ Capital	18,557,790	23,313,185

Total Liabilities and Partners’ Capital	18,926,893	23,862,421

NET ASSET VALUE PER UNIT	7.11	7.57

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)

    As of September 30, 2013, the Partnership held no futures or forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	1,072	5,039	6,447	12,548

EXPENSES
Brokerage fees (MS&Co.)	231,562	318,607	745,132	1,061,365
Management fees	86,133	129,835	286,007	432,478
Incentive fees	–	–	165,296	–

Total Expenses	317,695	448,442	1,196,435	1,493,843

NET INVESTMENT LOSS	(316,623)	(443,403)	(1,189,988)	(1,481,295)

TRADING RESULTS
Trading profit (loss):
Net realized	(109,732)	(168,008)	444,474	(455,500)
Net change in unrealized	109,718	127,362	(43,205)	182,719
Net realized gain (loss) on investment in Cambridge Master Fund	(1,269,753)	–	286,885	–
Net realized gain (loss) on investment in KR Master Fund	(87,100)	810,662	(283,163)	250,819
Net realized loss on investment in FL Master Fund	–	(114,312)		(1,545,644)
Net change in unrealized depreciation on investment in Cambridge Master Fund	(49,372)	–	(178,159)	–
Net change in unrealized appreciation on investment in FL Master Fund	–	377,288	–	672,444
Net change in unrealized appreciation (depreciation) on investment in KR Master Fund	32,922	(339,193)	(250,562)	(184,954)

Total Trading Results	(1,373,317)	693,799	(23,730)	(1,080,116)

NET INCOME (LOSS)	(1,689,940)	250,396	(1,213,718)	(2,561,411)

NET INCOME (LOSS) ALLOCATION
Limited Partners	(1,667,493)	247,126	(1,197,148)	(2,528,609)
General Partner	(22,447)	3,270	(16,570)	(32,802)

NET INCOME (LOSS) PER UNIT *
Limited Partners	(0.63)	0.07	(0.46)	(0.67)
General Partner	(0.63)	0.07	(0.46)	(0.67)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	2,694,442.182	3,467,451.000	2,847,592.926	3,711,953.185

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	3,078,925.678	23,041,527	271,658	23,313,185

Net Loss	–	(1,197,148)	(16,570)	(1,213,718)

Redemptions	(469,433.350)	(3,541,677)	–	(3,541,677)

Partners’ Capital,
September 30, 2013	2,609,492.328	18,302,702	255,088	18,557,790

Partners’ Capital,
December 31, 2011	4,032,291.402	34,396,076	418,228	34,814,304

Net Loss	–	(2,528,609)	(32,802)	(2,561,411)

Redemptions	(760,864.096)	(6,126,823)	(100,001)	(6,226,824)

Partners’ Capital,
September 30, 2012	3,271,427.306	25,740,644	285,425	26,026,069

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.   MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are The Cambridge Strategy (Assets Management) Limited (“Cambridge”) and Krom River Investment Management (Cayman) Limited (together with its affiliate, Krom River Trading AG, “Krom River”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge and Krom River manage the assets of the Partnership through its investments in Cambridge Master Fund L.P. (“Cambridge Master Fund”) and KR Master Fund L.P. (“KR Master Fund”), respectively.  Ceres is a general partner to Cambridge Master Fund and KR Master Fund.

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 7.74	$ 7.89	$ 7.57	$ 8.63

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.12)	(0.13)	(0.42)	(0.41)
Realized/Unrealized Income (Loss) (1)	(0.51)	0.20	(0.04)	(0.26)
Net Income (Loss)	(0.63)	0.07	(0.46)	(0.67)

Net asset value, September 30:	$ 7.11	$ 7.96	$ 7.11	$ 7.96

Ratios to average net assets:
Net Investment Loss (2)	(6.5)%	(6.5)%	(7.3)%	(6.7)%
Expenses before Incentive Fees (2)	6.6%	6.6%	6.5%	6.7%
Expenses after Incentive Fees (2)	6.6%	6.6%	7.3%	6.7%
Net Income (Loss) (2)	(34.9)%	3.7%	(7.4)%	(11.5)%
Total return before incentive fees	(8.1)%	0.9%	(5.3)%	(7.8)%
Total return after incentive fees	(8.1)%	0.9%	(6.1)%	(7.8)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss), “Net change in unrealized appreciation (depreciation) on investment in KR Master Fund”, “Net change in unrealized depreciation on investment in Cambridge Master Fund” and “Net change in unrealized appreciation on investments in FL Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership had credit risk associated with counterparty nonperformance.  As of the

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

date of the financial statements, the credit risk associated with the instruments in which the Partnership traded was limited to the unrealized gains amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains on open contracts are further disclosed by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also had credit risk because MS&Co. and/or MSCG acted as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there were no daily settlements of variation in value, nor was there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership was required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which was accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership was at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership was at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership had a master netting agreement with each counterparty.  The primary terms were based on industry standard master agreements.  These agreements, which sought to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

5.  Derivatives and Hedging
The Partnership’s objective was to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership would take speculative positions in Futures Interests where they felt the best profit opportunities existed for their trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.  With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

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

As of September 30, 2013, the Partnership held no futures and forward contracts; therefore; there were no net unrealized gains and losses on futures or forward contracts.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2012:

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	–	–	–
Forwards	47,414	(41,869)	5,545

Total Assets	47,414	(41,869)	5,545

Liabilities
Futures	–	–	–
Forwards	58,435	(22,608)	35,827

Total Liabilities	58,435	(22,608)	35,827

Unrealized currency gain			1,833

Total net unrealized gain on
open contracts			43,205

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2013:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain (Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Foreign currency	–	–	–	–	–	1,101
Total	–	–	–	–	–

Unrealized currency gain (loss)					–
Total net unrealized gain (loss) on open contracts					–

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

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	(54,747)	(532,816)
Foreign currency	(1,401,841)	510,918
Unrealized currency gain (loss)	83,271	(1,832)
Total	(1,373,317)	(23,730)

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized	(109,732)	444,474
Net change in unrealized	109,718	(43,205)
Net realized loss on investment in KR Master Fund	(87,100)	(283,163)
Net realized gain (loss) on investment in Cambridge Master Fund	(1,269,753)	286,885
Net change in unrealized appreciation (depreciation) on investment in KR Master Fund	32,922	(250,562)
Net change in unrealized depreciation on investment in Cambridge Master Fund	(49,372)	(178,159)
Total Trading Results	(1,373,317)	(23,730)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	682,995	(887,947)
Foreign currency	(4,452)	(204,347)
Unrealized currency loss	15,256	12,178
Total	693,799	(1,080,116)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized	(168,008)	(455,500)
Net change in unrealized	127,362	182,719
Net realized gain on investment in KR Master Fund	810,662	250,819
Net realized loss on investment in FL Master Fund	(114,312)	(1,545,644)
Net change in unrealized appreciation (depreciation) on investment in KR Master Fund	377,288	672,444
Net change in unrealized appreciation on investment in FL Master Fund	(339,193)	(184,954)
Total Trading Results	693,799	(1,080,116)

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

September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Cambridge Master Fund	–	10,824,362	n/a	10,824,362
Investment in KR Master Fund	–	8,102,389	n/a	8,102,389

Total Assets	–	18,926,751	n/a	18,926,751

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in KR Master Fund	–	10,109,603	n/a	10,109,603
Investment in Cambridge Master Fund	–	6,920,831	n/a	6,920,831
Forwards	–	105,849	n/a	105,849

Total Assets	–	17,136,283	n/a	17,136,283

Liabilities
Forwards	–	64,477	n/a	64,477

Total Liabilities	–	64,477	n/a	64,477

Unrealized currency gain				1,833

*Net fair value	–	17,071,806	n/a	17,073,639

* This amount comprises the “Net unrealized gain on open contracts” and “Investment in Cambridge Master Fund” and “Investment in KR Master Fund” on the Statements of Financial Condition.

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in Cambridge Master Fund and KR Master Fund

On November 1, 2012, the assets allocated to Cambridge for trading were invested in the Cambridge Master Fund, a limited partnership organized under the partnership laws of the State of Delaware.  Cambridge Master Fund was formed to permit accounts managed now and in the future by Cambridge using Cambridge Asian Markets Alpha Programme to invest together in one trading vehicle.  Individual and pooled accounts

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master Fund.  The General Partner and Cambridge believe that trading through this structure should provide efficiency and economy in the trading process.

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

Summarized information, reflecting the total assets, liabilities and capital of Cambridge Master Fund and KR Master Fund as of September 30, 2013 and December 31, 2012, is shown in the following tables.
                     September 30, 2013

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$60,507,136	$2,232,615	$58,274,521
Cambridge Master Fund	27,240,674	38,501	27,202,173
	$87,747,810	$2,271,116	$85,476,694

                                                                                                                                 December 31, 2012

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$116,058,406	$1,168,169	$114,890,237
Cambridge Master Fund	14,372,049	31,163	14,340,886
	$130,430,455	$1,199,332	$129,231,123

Summarized information for the Partnership’s investment in, and operations of, Cambridge Master Fund and KR Master Fund for the period ended September 30, 2013 and investment in, and operations of, Cambridge Master Fund, KR Master Fund and FL Master Fund for the period ended December 31, 2012, is as follows:

September 30, 2013                                            For the three months ended September 30, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Loss	Investment Objective	Redemption Permitted
	%	$	$
Cambridge Master Fund	58.3	10,824,362	(1,319,124)	Commodity	Monthly
				Portfolio
KR Master Fund	43.7	8,102,389	(54,178)	Commodity	Monthly
				Portfolio

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013                                            For the nine months ended September 30, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
Cambridge Master Fund	58.3	10,824,362	108,727	Commodity	Monthly
				Portfolio
KR Master Fund	43.7	8,102,389	(533,725)	Commodity	Monthly
				Portfolio

                December 31, 2012                                               For the three months ended September 30, 2012
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
KR Master Fund	43.4	10,109,603	471,471	Commodity	Monthly
				Portfolio
Cambridge Master Fund	29.7	6,920,831	–	–	–

FL Master Fund	–	–	262,976	Commodity	Monthly
				Portfolio

               December 31, 2012                                               For the nine months ended September 30, 2012
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
KR Master Fund	43.4	10,109,603	65,866	Commodity	Monthly
				Portfolio
Cambridge Master Fund	29.7	6,920,831	–	–	–

FL Master Fund	–	–	(873,200)	Commodity	Monthly
				Portfolio

The Partnership’s investment into Cambridge Master Fund and KR Master Fund do not pay any management, incentive, or administrative fees.  These fees are paid by the Partnership.  The Partnership reimburses Cambridge Master Fund and KR Master Fund for all brokerage related fees borne by Cambridge Master Fund and KR Master Fund on behalf of the Partnership’s investments.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2013 and December 31, 2012, the Partnership owned approximately 39.79% and 48.23% of Cambridge Master Fund and 13.90% and 8.80% of KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in Cambridge Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of Cambridge Master Fund and KR Master Fund.

The tables below represent summarized income statement information for Cambridge Master Fund and KR Master Fund for the three and nine months ended September 30, 2013 and 2012, to meet the requirements of Regulation S-X rule 3-09, as follows:
For the Three Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Cambridge Master Fund	1,382	(9,603)	(3,121,089)	(3,130,692)
KR Master Fund	2,745	(71,980)	(404,809)	(476,789)

For the Nine Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Cambridge Master Fund	5,474	(38,020)	79,930	41,910
KR Master Fund	20,071	(235,574)	(4,932,402)	(5,167,976)

For the Three Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
FL Master Fund	4,755	(204,696)	979,760	775,064
KR Master Fund	15,048	(173,873)	4,605,264	4,431,391

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
FL Master Fund	12,552	(446,191)	(3,294,917)	(3,741,108)
KR Master Fund	39,080	(368,147)	901,800	533,653

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below other than disclosed below.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Effective October 1, 2013, the management fee payable by the Partnership to Krom River was reduced from a monthly management fee rate equal to 1/12 of 2% (a 2% annual rate) per month of net assets allocated to Krom River on a first day of each month to a monthly management fee rate equal to 1/12 of 1% (a 1% annual rate) per month of net assets allocated to Krom River on the first day of each month.

Effective October 1, 2013, the General Partner has determined that the Partnership’s assets allocated to Cambridge shall be allocated 50% to Cambridge’s Asian Markets Alpha Programme, and 50% to Cambridge’s Emerging Markets Alpha Programme.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Currency 88.79% and Commodity 11.21%.

Liquidity.  The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission (“CFTC”) for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2013, approximately 11.21% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 88.79% is forward contracts which are off-exchange traded.

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

Results of Operations
General.  Cambridge employs a series of systematic proprietary decision tools to identify trading opportunities in the global currency markets.  The process combines three types of trading strategies: a systematic technical strategy, a systematic fundamental strategy and a Market Information Strategy.  These trading tools are utilized in a set of systematic strategies which are combined into investment portfolios and are designed to perform across diverse market environments.  The Systematic Fundamental Strategy is used in the Asian currency section of the Cambridge portfolios and reflects a predetermined set of positions designed to reflect “market” views on the relative attractiveness of Asian currencies versus the US dollar.  Assets are allocated to the Systematic Fundamental Strategy based on a proprietary measure of volatility in the global currency markets (in highly volatile markets the allocation is reduced and when volatility is low the allocation is increased).  The Market Information Strategy leverages the experience and global network of the portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows.  Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2013, and June 30, 2013, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of September 30, 2013 (%)	Allocations as of June 30, 2013 (%)	Allocations as of September 30, 2013($)	Allocations as of June 30, 2013 ($)	Change during the period %

Cambridge	58.03	57.69	10,768,759	12,252,015	(12.11)
Krom	41.97	42.31	7,789,031	8,984,376	(13.30)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 29 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) and “Net change in unrealized appreciation on investment” in Cambridge Master Fund, KR Master Fund and FL Master Fund, respectively, for open contracts, and recorded as “Net realized” trading profit (loss) and “Net realized loss on investment” in FL Master Fund and KR Master Fund and “Net realized gain on investment” in Cambridge Master Fund, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(1,372,245) and expenses totaling $317,695, resulting in a net loss of $1,689,940 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $7.74 at June 30, 2013 to $7.11 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value as trading losses in currencies, agriculturals, and energy offset gains from trading metals.  The most significant losses were incurred in the currency sector, primarily during July, from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined to its weakest level in almost three years as speculation the Reserve Bank of Australia will cut borrowing costs curbed demand for the currency.  Additional currency losses were incurred during August from long positions in the Australian dollar, Indian rupee, and Indonesian rupiah as concerns about U.S. military action against Syrian President Bashar al-Assad's forces boosted the U.S. dollar and reduced demand for riskier currency assets.  Within the agricultural sector, losses were experienced primarily during July and August from short soybean futures positions as prices climbed higher amid hot weather in the U.S. and concern of lower crop yields. Within the energy sector, losses were incurred primarily during September from long positions in crude oil futures as prices declined over concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country.  A portion of the Partnership’s losses during the quarter was offset by gains experienced within the metals markets primarily during July and August from long gold futures positions as prices advanced amid speculation the U.S. Federal Reserve will maintain U.S. economic stimulus, boosting the appeal of the precious metal as a store of value.

The Partnership recorded total trading results including interest income totaling $(17,283) and expenses totaling $1,196,435, resulting in a net loss of $1,213,718 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $7.57 at December 31, 2012 to $7.11 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value as losses from trading in energies and agriculturals offset gains from currencies and metals trading. The most significant losses were incurred in the energies sector, primarily during February and April, from long positions in crude oil and its distillate products as prices fell on reports of an increase in stockpiles and slower-than-expected U.S. economic growth. . Losses in the sector were also incurred during June from short positions in crude oil as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted.  Within the agricultural markets, losses were incurred primary during February and March from long positions in corn futures as prices declined as winter snowstorms in the Great Plains eased concern that drought would hurt crops in the U.S. Additional losses in the agricultural sector resulted from long positions in soybean futures in March as prices fell after government reports indicated that U.S. inventories would exceed previous forecasts.  The Partnership’s losses during the first nine months of the year were offset by gains experienced within the currency sector, primarily during May, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened beyond 100 per U.S. dollar for the first time in four years as the Bank of Japan’s deflation-fighting measures had the currency headed for its longest streak of monthly declines in almost two decades.  Additional currency gains were recorded in January from long positions in the Thai baht versus the U.S. dollar as the value of the Thai currency increased on speculation that policy makers in the Asian country would tolerate currency strength to counter inflation. Within the metals sector, gains were experienced primarily during April from short positions in gold and silver futures as precious metals prices fell sharply at mid-month on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves.  Additional metals gains were recorded in January from long positions in platinum futures as prices increased on supply concerns from South Africa.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.   Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $19 million.

                                  September 30, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$5,874,751	31.66

Commodity	741,437	4.00

Total	$6,616,188	35.66

                                         Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	7,108,511	1,897,205	4,355,243
Commodity	1,436,657	–	815,430
* Average of month-end VaR.

As of December 31, 2012, the Partnership’s total capitalization was approximately $23 million.

                               December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$6,251,731	26.82

Commodity	516,344	2.21

Total	$6,768,075	29.03

                                  Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	6,604,835	387,368	1,442,558
Commodity	2,689,954	–	1,123,455
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and

CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the

$663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.