Form 10-Q
period 2014-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2014-05-14
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

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

As of March 31, 2014, 2,127,360.294 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2014 and 2013	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-36

Item 4.	Controls and Procedures	36-37

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38-50

Item 1A.	Risk Factors	50

Item 4.	Mine Safety Disclosures	50

Item 6.	Exhibits	50-51

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS	$	$

Investment in Cambridge Master Fund	11,172,108	11,299,138
Investment in KR Master Fund	5,587,285	7,290,317

Total Investments in Master Funds	16,759,393	18,589,455

Interest receivable (MS&Co.)	392	165

Total Assets	16,759,785	18,589,620

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	700,202	529,590
Accrued brokerage fees (MS&Co.)	62,752	70,894
Accrued management fees	18,175	20,064

Total Liabilities	781,129	620,548

Partners’ Capital:

Limited Partners (2,127,360.294 and 2,394,803.341 Units, respectively)	15,713,650	17,703,845
General Partner (35,877.343 and 35,877.343 Units, respectively)	265,006	265,227

Total Partners’ Capital	15,978,656	17,969,072

Total Liabilities and Partners’ Capital	16,759,785	18,589,620

NET ASSET VALUE PER UNIT	7.39	7.39

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2014	2013
	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	1,107	3,746

EXPENSES
Brokerage fees (MS&Co.)	198,386	263,326
Management fees	57,026	104,029
Incentive fees	–	66,870

Total Expenses	255,412	434,225

NET INVESTMENT LOSS	(254,305)	(430,479)

TRADING RESULTS
Trading profit (loss):
Net realized	–	(22,621)
Net change in unrealized	–	140,381
Net realized loss on investment in KR Master Fund	(240,940)	(188,824)
Net realized gain (loss) on investment in Cambridge Master Fund	(104,886)	226,663
Net change in unrealized appreciation on investment in KR Master Fund	422,948	19,353
Net change in unrealized appreciation on investment in Cambridge Master Fund	148,319	383,610

Total Trading Results	225,441	558,562

NET INCOME (LOSS)	(28,864)	128,083

NET INCOME (LOSS) ALLOCATION

Limited Partners	(28,643)	126,551
General Partner	(221)	1,532

NET INCOME (LOSS) PER UNIT*

Limited Partners	– **	0.04
General Partner	– **	0.04

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	2,348,880.572	3,018,624.576

* Based on change in net asset value per Unit.

** Value less or equal to zero.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	2,430,680.684	17,703,845	265,227	17,969,072

Net Loss	–	(28,643)	(221)	(28,864)

Redemptions	(267,443.047)	(1,961,552)	–	(1,961,552)

Partners’ Capital,
March 31, 2014	2,163,237.637	15,713,650	265,006	15,978,656

Partners’ Capital,
December 31, 2012	3,078,925.678	23,041,527	271,658	23,313,185

Net Income	–	126,551	1,532	128,083

Redemptions	(194,342.527)	(1,476,433)	–	(1,476,433)

Partners’ Capital,
March 31, 2013	2,884,583.151	21,691,645	273,190	21,964,835

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 4.60% per annum (paid monthly) to 3.60% per annum (paid monthly) of the Partnership’s net assets.

2.	Financial Highlights
Financial Highlights for the quarters ended March 31, 2014 and 2013 were as follows:

                   For the Quarters Ended March 31,

	2014	2013
Per Unit Operating Performance:
Net asset value, January 1:	$ 7.39	$ 7.57

Interest Income	– (3)	– (3)
Expenses	(0.11)	(0.15)
Realized/Unrealized Income (1)	0.11	0.19
Net Income (Loss)	– (3)	0.04

Net asset value, March 31:	$ 7.39	$ 7.61

Ratios to average net assets:
Net Investment Loss (2)	(6.2)%	(7.8)%
Expenses before Incentive Fees (2)	6.2%	6.6%
Expenses after Incentive Fees (2)	6.2%	7.8%
Total return before incentive fees	0.0%	0.8%
Total return after incentive fees	0.0%	0.5%

  (1) Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

   (3) Amount less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.  Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received.    The Partnership pays brokerage fees to Morgan Stanley Wealth Management and/or its affiliates.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss), “Net change in unrealized appreciation on investment in KR Master Fund”, and “Net change in unrealized appreciation on investment in Cambridge Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward  contracts is determined by the various futures exchanges, and reflects the settlement price for each

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in affiliated underlying master funds (“Master Fund(s)”).  The Partnership records its investments in Master Funds at fair value on the basis of the net asset value of the Master Funds as of the Partnership’s reporting date.

The fair value of an exchange-traded contract is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of an off-exchange-traded contracts is based on the fair value quoted by the counterparty.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis.  The Partnership accounts for its derivative investments as described in Note 5. Derivatives and Hedging as required by the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

As of March 31, 2014 and December 31, 2013, the Partnership held no futures and forward contracts; therefore, there were no net unrealized gains and losses on futures and forward contracts.

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain (Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$
Foreign currency	–	–	–	–	–	826
Total	–	–	–	–	–

Unrealized currency gain (loss)					–
Total net unrealized gain (loss) on open contracts					–

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Average Number of Contracts Outstanding for the Year (Absolute Quantity)
Option Contracts at Fair Value
$
Options purchased	–	1

The following tables summarize the net trading results of the Partnership for the quarter ended March 2013.

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

March 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Cambridge Master Fund	–	11,172,108	n/a	11,172,108
Investment in KR Master Fund	–	5,587,285	n/a	5,587,285

Total Assets	–	16,759,393	n/a	16,759,393

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Cambridge Master Fund	–	11,299,138	n/a	11,299,138
Investment in KR Master Fund	–	7,290,317	n/a	7,290,317
Total Assets	–	18,589,455	n/a	18,589,455

During the period from January 1, 2014 to March 31, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Summarized information, reflecting the total assets, liabilities and capital of Cambridge Master Fund and KR Master Fund as of March 31, 2014 and December 31, 2013, is shown in the following tables.
                                                          March 31, 2014

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$28,930,902	$853,357	$28,077,545
Cambridge Master Fund	40,123,791	52,226	40,071,565
	$69,054,693	$905,583	$68,149,110

                                                                                                   December 31, 2013

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$44,043,845	$1,456,785	$42,587,060
Cambridge Master Fund	37,549,964	28,580	37,521,384
	$81,593,809	$1,485,365	$80,108,444

Summarized information for the Partnership’s investment in, and operations of, Cambridge Master Fund and KR Master Fund at March 31, 2014 and December 31, 2013 and for the period ended March 31, 2014 and March 31, 2013, is as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014                                 For the three months ended March 31, 2014
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	%	$	$
Cambridge Master Fund	69.92	11,172,108	292,056	Commodity	Monthly
				Portfolio
KR Master Fund	34.97	5,587,285	97,261	Commodity	Monthly
				Portfolio

December 31, 2013                                            For the three months ended March 31, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Investment Objective	Redemption Permitted
	%	$	$
Cambridge Master Fund	62.9	11,299,138	610,274	Commodity	Monthly
				Portfolio
KR Master Fund	40.6	7,290,317	(169,471)	Commodity	Monthly
				Portfolio

Cambridge Master Fund and KR Master Fund do not pay any management or incentive fees related to the Partnership’s investments.  These fees are accrued and paid by the Partnership.  The Partnership reimburses Cambridge Master Fund and KR Master Fund for all brokerage related fees borne by Cambridge Master Fund and KR Master Fund on behalf of the Partnership’s investments.

As of March 31, 2014 and December 31, 2013, the Partnership owned approximately 27.88% and 30.11%  of Cambridge Master Fund and 19.90% and 17.11% of KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in Cambridge Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of Cambridge Master Fund and KR Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for Cambridge Master Fund and KR Master Fund for the quarters ended March 31, 2014 and 2013, to meet the requirements of Regulation S-X rule 3-09.

March 31, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Cambridge Master Fund	2,977	(44,946)	156,075	111,129
KR Master Fund	2,164	(52,751)	957,264	904,513

March 31, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Cambridge Master Fund	2,645	(19,763)	1,320,051	1,300,288
KR Master Fund	12,611	(76,659)	(1,654,722)	(1,731,381)

7.  Investment Company Status
Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.   ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.  It has all of the fundamental and typical characteristics of an investment company.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses only on the offsetting London Metal Exchange positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

that would require recognition in the financial statements as of March 31, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Currency 96.98% and Commodity 3.02%.

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

As of March 31, 2014, approximately 3.02% of the Partnership’s total investment exposure through investments in Master Funds is futures contracts which are exchange-traded while approximately 96.98% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending March 31, 2014, and December 31, 2013, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of March 31, 2014 (%)	Allocations as of December 31, 2013 (%)	Allocations as of March 31, 2014($)	Allocations as of December 31, 2013 ($)	Change during the period %

Cambridge	69.57	37.43	11,117,059	6,726,597	(1.12)
Krom	30.43	62.57	4,861,597	11,242,475	(27.73)

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” and “Net change in unrealized appreciation on investment” in Cambridge Master Fund and KR Master Fund, respectively, for open contracts, and recorded as “Net realized” trading profit (loss) and “Net realized loss on investment” in KR Master Fund and “Net realized gain (loss) on investment” in Cambridge Master Fund, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2014
The Partnership recorded total trading results including interest income totaling $226,548 and expenses totaling $255,412, resulting in a net loss of $28,864 for the quarter ended March 31, 2014.  The Partnership’s net asset value per Unit was $7.39 at December 31, 2013 and March 31, 2014.

During the first quarter, the Partnership posted no change in net asset value per Unit and positive trading gains as profits in agricultural and metals modestly offset losses in the currency and energy markets.  The most significant gains were recorded within the agricultural markets in March from long positions in wheat futures as prices advanced to a 10-month high on speculation that cold, dry weather is reducing yield potential in the U.S., the world’s biggest exporter of wheat.  Additional gains were recorded in January from long positions in live cattle futures as prices in this market climbed sharply higher.  Smaller gains were recorded from trading in coffee and sugar futures. Within the metals markets, gains were achieved primarily in January and February from long positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal.  Additional gains in metals were recorded from long positions in palladium futures during February and March.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency sector during January and February from short Japanese yen positions as the value of the yen climbed higher against most currencies.  Additional losses in this sector were recorded during February from positions in the Thai baht and Russian ruble.  Within the energy complex, losses were experienced during January from short positions in natural gas futures as prices advanced following a U.S. government report that showed a record drop in U.S. inventories after cold weather boosted heating demand.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated VaR of the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2014, the Partnership’s total capitalization was approximately $16 million.
                               March 31, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$5,312,345	33.25%

Commodity	165,551	1.04%

Total	$5,477,896	34.29%

                                         Three Months Ended March 31, 2014
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$6,279,877	$1,896,341	$5,096,460
Commodity	$621,469	$143,218	$359,651
* Average of month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $18 million.

December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,119,849	11.80%

Commodity	434,339	2.42%

Total	$2,554,188	14.22%

Twelve Months Ended December 31, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$7,391,093	$1,206,933	$4,310,205
Commodity	$718,329	–	$467,598
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

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2014.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million.

The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On October 18, 2010, defendants filed a motion to dismiss the action.  By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively.  Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively.  The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice.  The defendants filed answers to the amended complaints on October 7, 2011.  On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled.  On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.  A bellwether trial is currently scheduled to begin in September 2014.  MS&Co. is not a defendant in connection with the securitizations at issue in that trial.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al.  The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On March 24, 2011, the court granted plaintiff leave to file an amended complaint.  MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes.  The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”).  An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification.  Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.  An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million.  The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts.  On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million.  The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates.  On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al.  An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans.  The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million.  The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  MS&Co. filed its answer on August 17, 2012.  Trial is currently scheduled to begin in May 2015.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.  On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated.  On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims.  On February 6, 2013, the FDIC filed an amended consolidated complaint.  On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013.  On May 3, 2013, the FDIC filed a second amended consolidated complaint.  Trial is currently scheduled to begin in November 2014.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million.  The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.  On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.  The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion.  The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.  On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations

Act, and includes a claim for treble damages.  On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint.  On April 26, 2013, the defendants filed an answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al.  The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million.  The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages.  On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY.  The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million.  The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013.  On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future.  In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co.  MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Alternative Investment Placement Agent Agreement, dated as of April 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2014	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.