Form 10-Q
period 2014-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2014-08-14
CIK 1097396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 1,878,074.196 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-38

Item 4.	Controls and Procedures	38-39

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40-52

Item 1A.	Risk Factors	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52-53

Item 6.	Exhibits	53-54

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Investment in Cambridge Master Fund	11,014,574	11,299,138
Investment in KR Master Fund	3,395,357	7,290,317

Total Investments in Master Funds	14,409,931	18,589,455

Interest receivable	198	165

Total Assets	14,410,129	18,589,620

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	397,929	529,590
Accrued brokerage fees	44,377	70,894
Accrued management fees	17,099	20,064

Total Liabilities	459,405	620,548

Partners’ Capital:

Limited Partners (1,878,074.196 and 2,394,803.341 Units, respectively)	13,689,215	17,703,845
General Partner (35,877.343 and 35,877.343 Units, respectively)	261,509	265,227

Total Partners’ Capital	13,950,724	17,969,072

Total Liabilities and Partners’ Capital	14,410,129	18,589,620

NET ASSET VALUE PER UNIT	7.29	7.39

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	502	1,629	1,609	5,375

EXPENSES
Brokerage fees	137,741	250,244	336,127	513,570
Management fees	52,228	95,845	109,254	199,874
Incentive fees	–	98,426	–	165,296

Total Expenses	189,969	444,515	445,381	878,740

NET INVESTMENT LOSS	(189,467)	(442,886)	(443,772)	(873,365)

TRADING RESULTS
Trading profit (loss):
Net realized	–	576,827	–	554,206
Net change in unrealized	–	(293,304)	–	(152,923)
Net realized gain on investment in Cambridge Master Fund	502,901	1,329,975	398,015	1,556,638
Net realized loss on investment in KR Master Fund	(176,481)	(7,238)	(417,421)	(196,062)
Net change in unrealized depreciation on investment in Cambridge Master Fund	(511,805)	(512,397)	(363,486)	(128,787)
Net change in unrealized appreciation (depreciation) on investment in KR Master Fund	187,704	(302,838)	610,652	(283,485)

Total Trading Results	2,319	791,025	227,760	1,349,587

NET INCOME (LOSS)	(187,148)	348,139	(216,012)	476,222

NET INCOME (LOSS) ALLOCATION
Limited Partners	(183,651)	343,794	(212,294)	470,345
General Partner	(3,497)	4,345	(3,718)	5,877

NET INCOME (LOSS) PER UNIT *
Limited Partners	(0.10)	0.13	(0.10)	0.17
General Partner	(0.10)	0.13	(0.10)	0.17

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	2,071,589.890	2,833,274.463	2,209,469.236	2,925,437.503

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	2,430,680.684	17,703,845	265,227	17,969,072

Net Loss	–	(212,294)	(3,718)	(216,012)

Redemptions	(516,729.145)	(3,802,336)	–	(3,802,336)

Partners’ Capital,
June 30, 2014	1,913,951.539	13,689,215	261,509	13,950,724

Partners’ Capital,
December 31, 2012	3,078,925.678	23,041,527	271,658	23,313,185

Net Income	–	470,345	5,877	476,222

Redemptions	(332,131.800)	(2,541,121)	–	(2,541,121)

Partners’ Capital,
June 30, 2013	2,746,793.878	20,970,751	277,535	21,248,286

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

Cambridge and Krom River manage the assets of the Partnership through their investments in Cambridge Master Fund L.P. (“Cambridge Master Fund”) and KR Master Fund L.P. (“KR Master Fund”), respectively.  Ceres is a general partner to Cambridge Master Fund and KR Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 4.60% per annum (paid monthly) to 3.60% per annum (paid monthly) of the Partnership’s net assets.

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2014 and 2013 were as follows:

                  For the Three                                                                            For the Six
                Months Ended June 30,                                                         Months Ended June 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 7.39	$ 7.61	$ 7.39	$ 7.57

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.10)	(0.16)	(0.21)	(0.30)
Realized/Unrealized Income (1)	– (3)	0.29	0.11	0.47
Net Income (Loss)	(0.10)	0.13	(0.10)	0.17

Net asset value, June 30:	$ 7.29	$ 7.74	$ 7.29	$ 7.74

Ratios to average net assets:
Net Investment Loss (2)	(5.2)%	(6.9)%	(5.7)%	(7.2)%
Expenses before Incentive Fees (2)	5.2%	6.5%	5.8%	6.5%
Expenses after Incentive Fees (2)	5.2%	6.9%	5.8%	7.3%
Total return before incentive fees	(1.4)%	2.2%	(1.4)%	3.0%
Total return after incentive fees	(1.4)%	1.7%	(1.4)%	2.2%

(1)	Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Anualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss), “Net change in unrealized appreciation (depreciation) on investment in KR Master Fund”, and “Net change in unrealized depreciation on investment in Cambridge Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in affiliated underlying master funds (“Master Fund(s)”).  The Partnership records its investments in Master Funds at fair value on the basis of the net asset value of the Master Funds as of the Partnership’s reporting date.

The fair value of an exchange-traded contract is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of an off-exchange-traded contract is based on the fair value quoted by the counterparty.

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

As of June 30, 2014 and December 31, 2013, the Partnership held no futures and forward contracts; therefore, there were no net unrealized gains and losses on futures and forward contracts.

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

The following tables summarize the net trading results of the Partnership for the three and six months  ended June 30, 2013.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Cambridge Master Fund	–	11,014,574	n/a	11,014,574
Investment in KR Master Fund	–	3,395,357	n/a	3,395,357

Total Assets	–	14,409,931	n/a	14,409,931

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in Cambridge Master Fund	–	11,299,138	n/a	11,299,138
Investment in KR Master Fund	–	7,290,317	n/a	7,290,317
Total Assets	–	18,589,455	n/a	18,589,455

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Summarized information, reflecting the total assets, liabilities and capital of Cambridge Master Fund and KR Master Fund as of June 30, 2014 and December 31, 2013, is shown in the following tables.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information, reflecting the total assets, liabilities and capital of Cambridge Master Fund and KR Master Fund as of June 30, 2014 and December 31, 2013, is shown in the following tables.
                                                          June 30, 2014

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$20,025,680	$54,131	$19,971,549
Cambridge Master Fund	34,803,946	545,762	34,258,184
	$54,829,626	$ 599,893	$54,229,733

                                                                                                                                  December 31, 2013

	Total Assets	Total Liabilities	Total Capital
KR Master Fund	$44,043,845	$1,456,785	$42,587,060
Cambridge Master Fund	37,549,964	28,580	37,521,384
	$81,593,809	$1,485,365	$80,108,444

Summarized information for the Partnership’s investment in as of June 30, 2014 and December 31, 2013, and operations of, Cambridge Master Fund and KR Master Fund for the three and six months ended June 30, 2014 and 2013 is shown in the following tables:

                                   June 30, 2014                                                                              December 31, 2013
Investment	% of Partnership Net Assets	Fair Value	% of Partnership Net Assets	Fair Value
	%	$	%	$
Cambridge Master Fund	79.0	11,014,574	62.9	11,299,138

KR Master Fund	24.3	3,395,359	40.6	7,290,317

                                                       For the three months ended June 30, 2014                                                                                                For the six months ended June 30, 2014
Investment	Partnership’s pro rata Net Income/(Loss)	Investment Objective	Redemption Permitted	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	$			$
Cambridge Master Fund	(8,904)	Commodity	Monthly	34,529	Commodity	Monthly
		Portfolio			Portfolio
KR Master Fund	11,223	Commodity	Monthly	193,232	Commodity	Monthly
		Portfolio			Portfolio

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                       For the three months ended June 30, 2013                                                                                                For the six months ended June 30, 2013
Investment	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted	Partnership’s pro rata Net Income	Investment Objective	Redemption Permitted
	$			$
Cambridge Master Fund	817,578	Commodity	Monthly	1,427,851	Commodity	Monthly
		Portfolio			Portfolio
KR Master Fund	(310,076)	Commodity	Monthly	(479,547)	Commodity	Monthly
		Portfolio			Portfolio

Cambridge Master Fund and KR Master Fund do not pay any management or incentive fees related to the Partnership’s investments.  These fees are accrued and paid by the Partnership.  The Partnership reimburses Cambridge Master Fund and KR Master Fund for all brokerage related fees borne by Cambridge Master Fund and KR Master Fund on behalf of the Partnership’s investments.

As of June 30, 2014 and December 31, 2013, the Partnership owned approximately 32.15% and 30.11%  of Cambridge Master Fund and 17.00% and 17.11% of KR Master Fund, respectively.  It is the Partnership’s intention to continue to invest in Cambridge Master Fund and KR Master Fund.  The performance of the Partnership is directly affected by the performance of Cambridge Master Fund and KR Master Fund.

The tables below represent summarized Income Statement information for Cambridge Master Fund and KR Master Fund for the three and six months ended June 30, 2014 and 2013, to meet the requirements of Regulation S-X rule 3-09.

For the Three Months Ended June 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Cambridge Master Fund	1,450	(21,773)	176,599	154,826
KR Master Fund	707	(37,227)	141,468	104,241

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
Cambridge Master Fund	4,427	(66,719)	332,674	265,955
KR Master Fund	2,871	(89,978)	1,098,732	1,008,754

For the Three Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Cambridge Master Fund	1,419	(8,654)	1,880,968	1,872,314
KR Master Fund	4,715	(86,935)	(2,872,871)	(2,959,806)

For the Six Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Cambridge Master Fund	4,092	(28,417)	3,201,019	3,172,602
KR Master Fund	17,326	(163,594)	(4,527,593)	(4,691,187)

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

that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than those disclosed below.

Effective October 1, 2014, the flat rate brokerage fee, currently equal to an annual rate of 3.6% of the Partnership’s net assets, will be separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 1.6% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, will not exceed the flat rate brokerage fee and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Currency 98.56% and Commodity 1.44%.

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

As of June 30, 2014, approximately 1.44% of the Partnership’s total investment exposure through investments in Master Funds is futures contracts which are exchange-traded while approximately 98.56% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending June 30, 2014, and March 31, 2014, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of June 30, 2014 (%)	Allocations as of March 31, 2014 (%)	Allocations as of June 30, 2014($)	Allocations as of March 31, 2014 ($)	Change during the period %

Cambridge	78.61	69.57	10,966,053	11,117,059	(1.36)
Krom	21.39	30.43	2,984,671	4,861,597	(38.61)

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total trading results including interest income totaling $2,821 and expenses totaling $189,969, resulting in a net loss of $187,148 for the three months ended June 30, 2014.  The Partnership’s net asset value per Unit decreased from $7.39 at March 31, 2014 to $7.29 at June 30, 2014.

During the second quarter, the Partnership posted a loss in net asset value as gains in the metals and currency sectors were offset by trading losses in the agricultural sector.  Trading results in the energy sector were relatively flat for the quarter and had no material impact on the Partnership’s performance.  The most significant losses were recorded within the agricultural markets in April from short positions in soybean futures as prices advanced to their highest level in more than 10 months after inventories in the U.S. fell to the lowest level in a decade.  Smaller losses were recorded during the quarter from trading in sugar and cotton futures.  The Partnership’s trading losses for the quarter were offset by trading gains experienced within the metals markets, primarily during May, from long positions in nickel and copper futures as prices advanced on speculation that demand will climb after gauges of manufacturing advanced more than estimated in China, the world’s largest consumer of the metals. Additional gains in metals were recorded from long positions in palladium futures during April. Within the currency sector, gains were achieved primarily in May from short positions in the euro as its value declined as a gauge of German business confidence fell, adding to signs that may prompt the European Central Bank to boost stimulus.  Additional gains in this sector were recorded from positions in the Malaysian ringgit, New Zealand dollar, Korean won, and Turkish lira.

The Partnership recorded total trading results including interest income totaling $229,369 and expenses totaling $445,381, resulting in a net loss of $216,012 for the six months ended June 30, 2014.  The Partnership’s net asset value per Unit decreased from $7.39 at December 31, 2013 to $7.29 at June 30, 2014.

During the first six months of the year, the Partnership posted a loss in net asset value per Unit as gains in the metals and agricultural sectors were offset by trading losses in the currency and energy sectors.  The most significant losses were recorded within the currency markets during June from short positions in the Thai baht as its value advanced as Thailand’s junta pledged to boost spending to revive economic growth. Additional losses in this sector were recorded during January and February from short Japanese yen positions.  Within the energy complex, losses were experienced during January from short positions in natural gas futures as prices advanced following a U.S. government report that showed a record drop in U.S. inventories after cold weather boosted heating demand.  The Partnership’s losses during the first six months of the year were offset by gains experienced within the metals markets, primarily during May, from long positions in nickel and copper futures as prices advanced on speculation that demand will climb after gauges of manufacturing advanced more than estimated in China, the world’s largest consumer of the metals. Additional gains in metals were recorded from long positions in palladium futures during February, March, and April as prices rose amid concerns regarding supplies.  Within the agricultural sector, gains were recoded in March from long positions in wheat futures as prices advanced to a 10-month high on speculation that cold, dry weather is reducing yield potential in the U.S., the world’s biggest exporter of wheat.  Additional gains were recorded in January from long positions in live cattle futures as prices in this market climbed sharply higher.  Smaller gains were recorded from trading in coffee and sugar futures.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2014, the Partnership’s total capitalization was approximately $14 million.

June 30, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$4,450,973	31.90%

Commodity	65,231	0.47%

Total	$4,516,204	32.37%

      Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$8,155,128	$3,475,220	$4,944,531
Commodity	$312,879	$62,717	$171,213
* Average month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $18 million.

                                  December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,119,849	11.80%

Commodity	434,339	2.42%

Total	$2,554,188	14.22%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$7,391,093	$1,206,933	$4,310,205
Commodity	$718,329	–	$467,598
*Average month-end VaR.

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

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

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

- 53 -

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 14, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.