Form 10-Q
period 2015-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2015-05-13
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2015, 1,523,182.185 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015 (Unaudited)	December 31, 2014
	$	$

ASSETS

Investment in Cambridge Master Fund	14,078,804	12,289,754

Redemptions receivable from KR Master Fund	—	1,882,328

Interest receivable	72	61

Total Assets	14,078,876	14,172,143

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	247,857	238,966
Accrued incentive fees	106,486	108,183
Accrued ongoing placement agent fees	22,565	22,139
Accrued administrative fees	18,052	17,712
Accrued management fees	16,924	15,812

Total Liabilities	411,884	402,812

Partners’ Capital:

Limited Partners (1,523,182.185 and 1,604,009.847 Units, respectively)	13,514,218	13,623,087
General Partner (17,219.120 and 17,219.120 Units, respectively)	152,774	146,244

Total Partners’ Capital	13,666,992	13,769,331

Total Liabilities and Partners’ Capital	14,078,876	14,172,143

NET ASSET VALUE PER UNIT	8.87	8.49

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	$	$
INVESTMENT INCOME
Interest income	221	1,107

EXPENSES
Incentive fees	106,486	—
Ongoing placement agent fees	68,667	—
Administrative fees	54,933	—
Management fees	51,500	57,026
Brokerage fees	—	198,386

Total Expenses	281,586	255,412

NET INVESTMENT LOSS	(281,365)	(254,305)

TRADING RESULTS
Trading profit (loss) on investments:
Net realized gain (loss) allocated form Cambridge Master Fund	1,789,857	(104,886)
Net realized loss allocated from KR Master Fund	—	(240,940)
Net change in unrealized appreciation (depreciation) allocated from Cambridge Master Fund	(904,848)	148,319
Net change in unrealized appreciation allocated from KR Master Fund	—	422,948

Total Trading Results	885,009	225,441

NET INCOME (LOSS)	603,644	(28,864)

NET INCOME (LOSS) ALLOCATION

Limited Partners	597,114	(28,643)
General Partner	6,530	(221)

NET INCOME (LOSS) PER UNIT*

Limited Partners	0.38	— **
General Partner	0.38	— **

	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	1,595,308.059	2,348,880.572

*	Represents the change in net asset value per Unit during the period.
**	Value less than or equal to zero.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	1,621,228.967	13,623,087	146,244	13,769,331

Net Income	—	597,114	6,530	603,644

Redemptions	(80,827.662)	(705,983)	—	(705,983)

Partners’ Capital, March 31, 2015	1,540,401.305	13,514,218	152,774	13,666,992

Partners’ Capital, December 31, 2013	2,430,680.684	17,703,845	265,227	17,969,072

Net Loss	—	(28,643)	(221)	(28,864)

Redemptions	(267,443.047)	(1,961,552)	—	(1,961,552)

Partners’ Capital, March 31, 2014	2,163,237.637	15,713,650	265,006	15,978,656

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.	Organization

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 6. Financial Instruments through the Partnership’s Investment in Affiliated Master Funds). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Technical L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014, Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership’s Investments: The Partnership carries its affiliated investment in Cambridge Master Fund (the “Master Fund”) at fair value based on the fund’s net asset value as calculated by the fund.

Master Fund’s Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. Management has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

Recent Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification 820-10-50-6A only for investments for which they elect to use the net asset value practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. Management is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Investments in Affiliated Master Fund

The clearing commodity broker for the Cambridge Master Fund, and indirectly the Partnership, is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts for the Cambridge Master Fund. MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisor to the Partnership is The Cambridge Strategy (Assets Management) Limited (“Cambridge” or the “Trading Advisor”).

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in the Cambridge Master Fund L.P. (“Cambridge Master Fund”), a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master Fund was formed to permit accounts managed now and in the future by Cambridge using Cambridge Asian Markets Alpha Programme and, from October 1, 2013, Cambridge Emerging Markets Alpha Programme, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master Fund. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master Fund. The General Partner and Cambridge believe that trading through this structure should provide efficiency and economy in the trading process.

As of March 31, 2015 and December 31, 2014, the Partnership owned approximately 34.88% and 31.51% of Cambridge Master Fund, respectively. It is the Partnership’s intention to continue to invest in Cambridge Master Fund. The performance of the Partnership is directly affected by the performance of Cambridge Master Fund, and prior to termination on December 31, 2014, KR Master Fund.

Effective December 31, 2014, the Partnership fully redeemed its investment from KR Master Fund L.P. (“KR Master Fund”). In addition, Krom River Investment Management (Cayman) Limited and Krom River Trading AG (together, and each separately, “Krom River”) no longer act as commodity trading advisor to the Partnership. Effective on or about January 1, 2015, the Partnership reallocated the assets allocated to Krom River to the existing commodity trading advisor in the Partnership.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014, and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2015 and 2014 are presented below:

Cambridge Master Fund L.P.

Statements of Financial Condition

	March 31, 2015 (Unaudited)	December 31, 2014
	$	$
Assets:
Equity in trading account:
Cash	22,530,016	26,503,935
Cash margin	17,740,912	9,794,931
Net unrealized appreciation on open forward contracts	148,699	2,739,853

Total Trading Equity	40,419,627	39,038,719
Expense Reimbursement	3,430	7,922

Total assets	40,423,057	39,046,641

Liabilities and Partners’ Capital:
Accrued expenses:
Professional fees	63,431	48,456

Total liabilities	63,431	48,456

Partners’ Capital:
General Partner	—	—
Limited Partners	40,359,626	38,998,185

Total liabilities and Partners’ Capital	40,423,057	39,046,641

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund L.P.

Condensed Schedules of Investments

March 31, 2015 (Unaudited)

	Notional	Fair Value	% of Partners’ Capital
	$	$	%
Unrealized Appreciation on Open Forward Contracts
Currencies	660,059,999	6,499,773	16.11

Total unrealized appreciation on open forward contracts		6,499,773	16.11

Unrealized Depreciation on Open Forward Contracts
Currencies	653,448,702	(6,351,074)	(15.74)

Total unrealized depreciation on open forward contracts		(6,351,074)	(15.74)

Net fair value		148,699	0.37

December 31, 2014

	Notional	Fair Value	% of Partners’ Capital
	$	$	%
Unrealized Appreciation on Open Forward Contracts
Currencies	391,686,862	5,969,177	15.31

Total unrealized appreciation on open forward contracts		5,969,177	15.31

Unrealized Depreciation on Open Forward Contracts
Currencies	284,639,685	(3,229,324)	(8.28)

Total unrealized depreciation on open forward contracts		(3,229,324)	(8.28)

Net fair value		2,739,853	7.03

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund L.P.

Statements of Income and Expenses

for the Three Months ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months ended March 31,
	2015	2014
	$	$
Investment Income:
Interest income	761	2,977

Expenses:
Clearing fees	3,323	42,791
Professional fees	25,029	23,646

Total expenses	28,352	66,437
Expense reimbursements	(9,985)	(18,514)

Net expenses	18,367	47,923

Net investment income (loss)	(17,606)	(44,946)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,103,297	(376,472)
Change in net unrealized gains (losses) on open contracts	(2,591,154)	532,547

Total trading results	2,512,143	156,075

NET INCOME	2,494,537	111,129

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

for the Three Months ended March 31, 2015 and 2014

(Unaudited)

Partners’ Capital
$
Partners’ Capital at December 31, 2013	37,521,384
Net income	111,129
Subscriptions	3,000,000
Redemptions	(557,971)
Distribution of interest income to feeder funds	(2,977)

Partners’ Capital at March 31, 2014	40,071,565

Partners’ Capital at December 31, 2014	38,998,185
Net income	2,494,537
Subscriptions	1,636,080
Redemptions	(2,768,415)
Distribution of interest income to feeder funds	(761)

Partners’ Capital at March 31, 2015	40,359,626

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.	Financial Highlights

Financial highlights of the limited partner class for the Partnership and Cambridge Master Fund for the three months ended March 31, 2015 and 2014 were as follows:

Financial Highlights of the Partnership:	For the Three Months Ended March 31,
	2015	2014
Per Unit Operating Performance:
Net asset value, January 1:	$8.49	$7.39

Interest Income	— (2)	— (2)
Expenses	(0.18)	(0.11)
Realized/Unrealized Gains	0.56	0.11

Net Income (Loss)	0.38	— (2)

Net asset value, March 31:	$8.87	$7.39

Ratios to average net assets:
Net Investment Loss (1)	(6.0)%	(6.2)%
Expenses before Incentive Fees (1)	5.2%	6.2%
Expenses after Incentive Fees (1)	6.0%	6.2%
Total return before incentive fees	5.3%	0.0%
Total return after incentive fees	4.5%	0.0%

(1)	Annualized (except for incentive fees, if applicable).
(2)	Amount less than $0.005 per Unit.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets, and includes the income and expenses allocated from the Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Financial Highlights of Cambridge Master Fund:

Ratios to average net assets for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Ratios to average net assets:
Net investment income (loss)*	(0.2)%	(0.5)%

Operating expenses	0.2%	0.5%

Total return	6.5%	0.3%

*	Interest income less total expenses.

The above ratios and the return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

5.	Related Party Transactions

The Master Fund’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. MS&Co. pays the Master Fund’s interest income on 100% of the average daily equity maintained in the Master Fund’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid to the Master Fund. For purposes of such interest payments, net assets do not include monies due to the Master Fund on Futures Interests that have not been received. The Partnership pays a general partner administrative fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co. The General Partner pays or reimburses the Partnership for all brokerage fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership. For the three months ended March 31, 2015, the fees were $30,875.

6.	Financial Instruments through the Partnership’s Investment in Affiliated Master Funds

Cambridge Master Fund, and indirectly the Partnership, trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) and “Net change in unrealized appreciation (depreciation) allocated from Cambridge Master Fund” on open contracts from one period to the next on the

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Statements of Income and Expenses. The Cambridge Master Fund’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

7.	Derivatives and Hedging

The Partnership’s objective, through its investment in the Master Fund, is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2015 and 2014 were $1,509,891,555 and $1,761,912,299, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of Cambridge Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2015 and December 31, 2014.

Offsetting of Derivative Assets and Liabilities as of March 31, 2015:

				Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
	$	$	$	$	$	$
Assets
Forwards	6,499,773	(6,351,074)	148,699	—	—	148,699

Total Assets	6,499,773	(6,351,074)	148,699	—	—	148,699

Liabilities
Forwards	(6,351,074)	6,351,074	—	—	—	—

Total Liabilities	(6,351,074)	6,351,074	—	—	—	—

Net unrealized appreciation on open forwards contracts			148,699			148,699	*

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

				Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
	$	$	$	$	$	$
Assets
Forwards	5,969,177	(3,229,324)	2,739,853	—	—	2,739,853

Total Assets	5,969,177	(3,229,324)	2,739,853	—	—	2,739,853

Liabilities
Forwards	(3,229,324)	3,229,324	—	—	—	—

Total Liabilities	(3,229,324)	3,229,324	—	—	—	—

Net unrealized appreciation on open forwards contracts			2,739,853			2,739,853	*

*	In the event of default by Cambridge Master Fund, MS&Co., the sole counterparty to the Cambridge Master Fund’s derivative contracts, has the right to offset the Cambridge Master Fund’s obligation with the cash held by Cambridge Master Fund, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., Cambridge Master Fund is exposed to the amount shown on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables indicate the gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of March 31, 2015 and December 31, 2014.

March 31, 2015
$
Assets
Forward Contracts
Currencies	6,499,773

Total unrealized appreciation on open forward contracts	6,499,773

Liabilities
Forward Contracts
Currencies	(6,351,074)

Total unrealized depreciation on open forward contracts	(6,351,074)

Net unrealized appreciation on open forward contracts	148,699 *

*	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

December 31, 2014
$
Assets
Forward Contracts
Currencies	5,969,177

Total unrealized appreciation on open forward contracts	5,969,177

Liabilities
Forward Contracts
Currencies	(3,229,324)

Total unrealized depreciation on open forward contracts	(3,229,324)

Net unrealized appreciation on open forward contracts	2,739,853 *

*	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

	Three Months
Sector	March 31, 2015		March 31, 2014
	$		$
Currencies	2,512,143		156,075

Total	2,512,143	**	156,075	**

**	This amount is included in “Total trading results” on the Statement of Income and Expenses.

8.	Fair Value Measurements

Cambridge Master Fund’s Investments:

All commodity interests of the Cambridge Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses are included in the Statements of Income and Expenses.

Cambridge Master Fund’s Fair Value Measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Cambridge Master Funds considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the quarter ended March 31, 2015 and for the year ended December 31, 2014, Cambridge Master Fund did not hold any derivative

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to March 31, 2015, and for the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2015	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Forwards	—	6,499,773	—	6,499,773

Total Assets	—	6,499,773	—	6,499,773

Liabilities
Forwards	—	(6,351,074)	—	(6,351,074)

Total Liabilities	—	(6,351,074)	—	(6,351,074)

Net fair value	—	148,699	—	148,699

December 31, 2014	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Forwards	—	5,969,177	—	5,969,177

Total Assets	—	5,969,177	—	5,969,177

Liabilities
Forwards	—	3,229,324	—	3,229,324

Total Liabilities	—	3,229,324	—	3,229,324

Net fair value	—	2,739,853	—	2,739,853

9.	Subsequent Events

Management of the Partnership performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, 100% of assets was allocated to the Currency market.

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

As of March 31, 2015, approximately 100% of the Partnership’s total investment exposure through investments in Master Funds is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 18 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” and “Net change in unrealized appreciation allocated form Cambridge Master Fund” on open contracts, and recorded as “Net realized gain (loss) allocated from Cambridge Master Fund”, when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, administrative fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $885,230 and expenses totaling $281,586, resulting in net income of $603,644 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit increased from $8.49 at December 31, 2014 to $8.87 at March 31, 2015.

During the first quarter, the Partnership posted a gain in net asset value due to positions within the currency sector. The most significant gains were experienced in the currency sector in January from short positions in the euro versus the U.S. dollar as the value of the euro touched an 11-year low after European Central Bank (“ECB”) President Mario Draghi unveiled a program of sovereign-debt purchases to supplement existing easing measures. Additional gains were recorded during March from short euro positions and long Russian ruble positions versus the U.S. dollar. Elsewhere, gains were experienced during March from long positions in the Chinese renminbi as China started March on a positive note with a large upside surprise to export data while imports dropped off sharply. Additional gains were recorded from positions in the Romanian leu, Czech koruna, and Singapore dollar during March. A portion of these gains was offset by losses from positions in the Taiwan dollar, Philippine peso, and Brazilian real.

For the Three Months Ended March 31, 2014

The Partnership recorded total trading results including interest income totaling $226,548 and expenses totaling $255,412, resulting in a net loss of $28,864 for the three months ended March 31, 2014. The Partnership’s net asset value per Unit was $7.39 at December 31, 2013 and March 31, 2014.

During the first quarter, the Partnership posted no change in net asset value per Unit and positive trading gains as profits in agricultural and metals modestly offset losses in the currency and energy markets. The most significant gains were recorded within the agricultural markets in March from long positions in wheat futures as prices advanced to a 10-month high on speculation that cold, dry weather was reducing yield potential in the U.S., the world’s biggest exporter of wheat. Additional gains were recorded in January from long positions in live cattle futures as prices in this market climbed sharply higher. Smaller gains were recorded from trading in coffee and sugar futures. Within the metals markets, gains were achieved primarily in January and February from long positions in gold futures as prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metal. Additional gains in metals were recorded from long positions in palladium futures during February and March.

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

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership and Cambridge Master Fund are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s and Cambridge Master Fund’s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership and Cambridge Master Fund.

The futures, forwards and options on such contracts traded by the Partnership and Cambridge Master Fund involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s and Cambridge Master Fund’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

The Partnership’s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s and Cambridge Master Fund’s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership and Cambridge Master Fund is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership and Cambridge Master Fund typically to be many times the total capitalization of the Partnership and Cambridge Master Fund.

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s and Cambridge Master Fund’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s and Cambridge Master Fund’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s and Cambridge Master Fund’s experience to date as discussed under the “Partnership’s and Cambridge Master Fund’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s and Cambridge Master Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and Cambridge Master Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and Cambridge Master Fund accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and Cambridge Master Fund’s open positions is directly reflected in the Partnership’s and Cambridge Master Fund’s earnings and cash flow.

The Partnership’s and Cambridge Master Fund’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

VaR is a measure of the maximum amount which the Partnership and Cambridge Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and Cambridge Master Fund’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership and Cambridge Master Fund could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and Cambridge Master Fund’s losses in any market sector will be limited to VaR or by the Partnership’s and Cambridge Master Fund’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and Cambridge Master Fund as the measure of its VaR. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Cambridge Master Fund’s open positions by market category as of March 31, 2015 and Partnership’s open positions by market category as of December 31, 2014, and the highest, lowest and average values during the three months ended March 31, 2015 and for the twelve months ended December 31, 2014, respectively. All open position trading risk exposures of the Partnership and Cambridge Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2015, Cambridge Master Fund’s total capitalization was approximately $39 million, and the Partnership owned approximately 34.9% of Cambridge Master Fund. The Partnership invest substantially all its assets in Cambridge Master Fund. Cambridge Master Fund’s VaR was as follows:

	March 31, 2015
Primary Market Risk Category	VaR	% of Total Capitalization

Currency	$17,740,912	43.96%

Total	$17,740,912	43.96%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*

Currency	$24,881,881	$5,371,077	$15,176,734

*	Average of month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $14 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization

Currency	$3,086,285	22.41%

Total	$3,086,285	22.41%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*

Currency	$8,155,128	$1,579,172	$4,829,691

Commodity	$558,037	—	$160,725

*	Average of month-end VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2015.

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

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.