Form 10-Q
period 2015-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2015-08-12
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, 1,445,439.321 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (Unaudited)	December 31, 2014
	$	$
ASSETS

Investment in Cambridge Master Fund	13,425,351	12,289,754

Redemptions receivable from KR Master Fund	—	1,882,328

Interest receivable	—	61

Total Assets	13,425,351	14,172,143

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	206,246	238,966
Accrued ongoing placement agent fees	22,602	22,139
Accrued administrative fees	18,081	17,712
Accrued management fees	16,951	15,812
Accrued incentive fees	9,020	108,183

Total Liabilities	272,900	402,812

Partners’ Capital:

Limited Partners (1,460,525.446 and 1,604,009.847 Units, respectively)	12,999,195	13,623,087
General Partner (17,219.120 and 17,219.120 Units, respectively)	153,256	146,244

Total Partners’ Capital	13,152,451	13,769,331

Total Liabilities and Partners’ Capital	13,425,351	14,172,143

NET ASSET VALUE PER UNIT	8.90	8.49

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
INVESTMENT INCOME
Interest income	198	502	419	1,609

EXPENSES
Ongoing placement agent fees	68,491	—	137,158	—
Administrative fees	54,793	—	109,726	—
Management fees	51,368	52,228	102,868	109,254
Incentive fees	9,020	—	115,506	—
Brokerage fees	—	137,741	—	336,127

Total Expenses	183,672	189,969	465,258	445,381

NET INVESTMENT LOSS	(183,474)	(189,467)	(464,839)	(443,772)

TRADING RESULTS
Trading profit (loss):
Net realized gain allocated from Cambridge Master Fund	413,585	502,901	2,203,442	398,015
Net realized loss allocated from KR Master Fund	—	(176,481)	—	(417,421)
Net change in unrealized depreciation allocated from Cambridge Master Fund	(178,801)	(511,805)	(1,083,649)	(363,486)
Net change in unrealized appreciation allocated from KR Master Fund	—	187,704	—	610,652

Total Trading Results	234,784	2,319	1,119,793	227,760

NET INCOME (LOSS)	51,310	(187,148)	654,954	(216,012)

NET INCOME (LOSS) ALLOCATION

Limited Partners	50,828	(183,651)	647,942	(212,294)
General Partner	482	(3,497)	7,012	(3,718)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.03	(0.10)	0.41	(0.10)
General Partner	0.03	(0.10)	0.41	(0.10)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	1,519,090.813	2,071,589.890	1,556,988.891	2,209,469.236

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	1,621,228.967	13,623,087	146,244	13,769,331
Net Income	—	647,942	7,012	654,954
Redemptions	(143,484.401)	(1,271,834)	—	(1,271,834)

Partners’ Capital, June 30, 2015	1,477,744.566	12,999,195	153,256	13,152,451

Partners’ Capital, December 31, 2013	2,430,680.684	17,703,845	265,227	17,969,072
Net Loss	—	(212,294)	(3,718)	(216,012)
Redemptions	(516,729.145)	(3,802,336)	—	(3,802,336)

Partners’ Capital, June 30, 2014	1,913,951.539	13,689,215	261,509	13,950,724

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

During June 2015, the General Partner determined to invest a portion of the Partnership’s and Master Fund’s excess cash (the Partnership’s and Master Fund’s assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Partnership will receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and Master Fund may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and Master Fund’s accounts in order to avoid early liquidation of U.S. Treasury bills.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and changes in partners’ capital for the six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage commissions.

Partnership’s Investment: The Partnership carries its affiliated investment in Cambridge Master Fund (the “Master Fund”) at fair value based on the Master Fund’s net asset value as calculated by the Master Fund.

Master Fund’s Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

New Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3. Investments in Affiliated Master Fund

The clearing commodity broker for the Cambridge Master Fund, and indirectly the Partnership, is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The trading advisor to the Partnership is The Cambridge Strategy (Assets Management) Limited (“Cambridge” or the “Trading Advisor”).

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

As of June 30, 2015 and December 31, 2014, the Partnership owned approximately 35.22% and 31.51% of Cambridge Master Fund, respectively. It is the Partnership’s intention to continue to invest in Cambridge Master Fund. The performance of the Partnership is directly affected by the performance of Cambridge Master Fund, and prior to termination on December 31, 2014, KR Master Fund.

Effective December 31, 2014, the Partnership fully redeemed its investment from KR Master Fund L.P. (“KR Master Fund”). In addition, Krom River Investment Management (Cayman) Limited and Krom River Trading AG (together, and each separately, “Krom River”) no longer act as commodity trading advisor to the Partnership. Effective on or about January 1, 2015, the Partnership reallocated the assets allocated to Krom River to the existing commodity trading advisor of the Partnership.

Cambridge Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014, and Statements of Income and Expenses for the three and six months ended June 30, 2015 and 2014 and Changes in Partners’ Capital for the six months ended June 30, 2015 and 2014 are presented below:

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund L.P.

Statements of Financial Condition

	June 30, 2015 (Unaudited)	December 31, 2014
	$	$
Assets:
Equity in trading account:
U.S. Treasury bills, at fair value (amortized cost $34,639,791 and $0, respectively)	34,639,791	—
Cash	—	26,503,935
Cash margin	18,011,796	9,794,931
Net unrealized appreciation on open forward contracts	—	2,739,853

Total Trading Equity	52,651,587	39,038,719
Expense Reimbursement	9,004	7,922

Total Assets	52,660,591	39,046,641

Liabilities and Partners’ Capital:
Net unrealized depreciation on open forward contracts	335,331	—
Cash overdraft	14,177,153	—
Accrued expenses:
Professional fees	41,116	48,456

Total Liabilities	14,553,600	48,456

Partners’ Capital:
General Partner	—	—
Limited Partners	38,106,991	38,998,185

Total Liabilities and Partners’ Capital	52,660,591	39,046,641

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund L.P.

Condensed Schedules of Investments

June 30, 2015 (Unaudited)

	Notional	Fair Value	% of Partners’ Capital
	$	$	%
Unrealized Appreciation on Open Forward Contracts
Currencies	617,230,346	8,704,349	22.84

Total unrealized appreciation on open forward contracts		8,704,349	22.84

Unrealized Depreciation on Open Forward Contracts
Currencies	687,983,764	(9,039,680)	(23.72)

Total unrealized depreciation on open forward contracts		(9,039,680)	(23.72)

Investment in U.S. Treasury bills

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$34,640,000	09/17/2015	U.S. Treasury bills, 0.0025% (amortized cost of $34,639,791)	34,639,791	90.90

Net Fair Value			34,304,460	90.02

December 31, 2014

	Notional	Fair Value	% of Partners’ Capital
	$	$	%
Unrealized Appreciation on Open Forward Contracts
Currencies	391,686,862	5,969,177	15.31

Total unrealized appreciation on open forward contracts		5,969,177	15.31

Unrealized Depreciation on Open Forward Contracts
Currencies	284,639,685	(3,229,324)	(8.28)

Total unrealized depreciation on open forward contracts		(3,229,324)	(8.28)

Net fair value		2,739,853	7.03

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund L.P.

Statements of Income and Expenses

for the Three and Six Months ended June 30, 2015 and 2014

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
INVESTMENT INCOME
Interest income	672	1,450	1,433	4,427

EXPENSES
Clearing fees	31,202	—	34,525	42,791
Professional fees	26,179	32,927	51,208	56,573

Total Expenses	57,381	32,927	85,733	99,364

Expense reimbursements	(19,940)	(9,704)	(29,925)	(28,218)

Net expenses	37,441	23,223	55,808	71,146

Net investment gain (loss)	(36,769)	(21,773)	(54,375)	(66,719)

TRADING RESULTS:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,172,092	1,576,372	6,275,389	1,199,900
Net change in unrealized gains (losses) on open contracts	(484,030)	(1,399,773)	(3,075,184)	(867,226)

Total Trading Results	688,062	176,599	3,200,205	332,674

NET INCOME	651,293	154,826	3,145,830	265,955

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

for the Six Months ended June 30, 2015 and 2014

(Unaudited)

Partners’ Capital
$
Partners’ Capital at December 31, 2014	38,998,185
Net income	3,145,830
Subscriptions	1,636,080
Redemptions	(5,671,671)
Distribution of interest income to feeder funds	(1,433)

Partners’ Capital at June 30, 2015	38,106,991

Partners’ Capital at December 31, 2013	37,521,384
Net income	265,955
Subscriptions	3,000,000
Redemptions	(6,524,728)
Distribution of interest income to feeder funds	(4,427)

Partners’ Capital at June 30, 2014	34,258,184

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. Financial Highlights

Financial highlights of the limited partner class for the Partnership and Cambridge Master Fund for the three and six months ended June 30, 2015 and 2014 were as follows:

Financial Highlights of the Partnership:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Per Unit operating performance:
Net asset value at the beginning of period:	$8.87	$7.39	$8.49	$7.39

Net Investment Loss (2)	(0.12)	(0.10)	(0.30)	(0.21)
Realized/Unrealized Gain	0.15	— (2)	0.71	0.11

Net Gain/(Loss)	0.03	(0.10)	0.41	(0.10)

Net asset value, June 30:	$8.90	$7.29	$8.90	$7.29

Ratios to average net assets: (1)
Net Investment Loss (2)	(5.2)%	(5.2)%	(6.0)%	(5.7)%
Expenses before Incentive Fees	5.2%	5.2%	5.2%	5.8%
Incentive Fees	0.1%	— (3)	0.9%	— (3)
Expenses after Incentive Fees	5.3%	5.2%	6.1%	5.8%
Total return before Incentive Fees	0.4%	(1.4)%	5.7%	(1.4)%
Incentive Fees	0.1%	— (3)	0.9%	— (3)
Total return after Incentive Fees	0.3%	(1.4)%	4.8%	(1.4)%

(1)	Annualized (except for incentive fees if applicable).
(2)	Interest income less total expenses.
(3)	Amount less than $0.005 per Unit.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Financial Highlights of Cambridge Master Fund:

Ratios to average net assets for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to average net assets:(1)
Net investment income (loss)(2)	(0.4)%	(0.2)%	(0.3)%	(0.3)%

Operating expenses	0.4%	0.2%	0.3%	0.4%

Total return	1.6%	0.4%	8.1%	0.7%

(1)	Annualized
(2)	Interest income less total expenses.

The above ratios and the return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

5. Related Party Transactions

The Master Fund’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. For excess cash which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, monthly, MS&Co. pays the Master Fund’s interest income on 100% of the average daily equity maintained in cash in the Master Fund’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Master Fund. For purposes of such interest payments, net assets do not include monies due to the Master Fund on Futures Interests that have not been received. The Partnership pays a general partner administrative fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was paid to MS&Co. The General Partner pays or reimburses the Partnership for all brokerage fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership.

6. Financial Instruments through the Partnership’s Investment in Affiliated Master Funds

Cambridge Master Fund, and indirectly the Partnership, trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value,

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) and “Net change in unrealized depreciation allocated from Cambridge Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses. The Cambridge Master Fund’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The U.S. Treasury bills futures, forwards and options traded by the Partnership through its investment in the Master Fund, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

7. Derivatives and Hedging

The Partnership’s objective, through its investment in the Master Fund, is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategies. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The monthly average notional values of currency forward contracts traded during the three and six months ended June 30, 2015 and 2014 were $3,633,929,625 and $2,571,910,590 and $1,692,098,366 and $1,727,005,333, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of Cambridge Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2015 and December 31, 2014, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of June 30, 2015:

				Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
	$	$	$	$	$	$
Assets
Forwards	8,704,349	(8,704,349)	—	—	—	—

Total Assets	8,704,349	(8,704,349)	—	—	—	—

Liabilities
Forwards	(9,039,680)	8,704,349	(335,331)	—	—	(335,331)

Total Liabilities	(9,039,680)	8,704,349	(335,331)	—	—	(335,331)

Net unrealized depreciation on open forwards contracts			(335,331)			(335,331)*

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

				Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
	$	$	$	$	$	$
Assets
Forwards	5,969,177	(3,229,324)	2,739,853	—	—	2,739,853

Total Assets	5,969,177	(3,229,324)	2,739,853	—	—	2,739,853

Liabilities
Forwards	(3,229,324)	3,229,324	—	—	—	—

Total Liabilities	(3,229,324)	3,229,324	—	—	—	—

Net unrealized appreciation on open forwards contracts			2,739,853			2,739,853	*

*	In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables indicate the gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of June 30, 2015 and December 31, 2014.

June 30, 2015
$
Assets
Forward Contracts
Currencies	8,704,349

Total unrealized appreciation on open forward contracts	8,704,349

Liabilities
Forward Contracts
Currencies	(9,039,680)

Total unrealized depreciation on open forward contracts	(9,039,680)

Net unrealized depreciation on open forward contracts	(335,331)

*	This amount is included in “Net unrealized depreciation on open forward contracts” on the Cambridge Master Fund’s Statements of Financial Condition.

December 31, 2014
$
Assets
Forward Contracts
Currencies	5,969,177

Total unrealized appreciation on open forward contracts	5,969,177

Liabilities
Forward Contracts
Currencies	(3,229,324)

Total unrealized depreciation on open forward contracts	(3,229,324)

Net unrealized appreciation on open forward contracts	2,739,853 *

*	This amount is included in “Net unrealized appreciation on open forward contracts” on the Cambridge Master Funds’s Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

	Three Months		Six Months
Sector	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$	$	$	$
Currencies	688,062	176,599	3,200,205	332,674

Total	688,062	176,599	3,200,205	332,674

**	This amount is included in “Total trading results” on the Cambridge Master Fund’s Statements of Income and Expenses.

8. Fair Value Measurements

Cambridge Master Fund’s Investments:

All commodity interests of the Cambridge Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

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

Cambridge Master Fund considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and for the year ended December 31, 2014, Cambridge Master Fund did not hold any derivative

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to June 30, 2015, and for the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2015	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Investment in U.S. Treasury bills	—	34,639,791	—	34,639,791
Forwards	—	8,704,349	—	8,704,349

Total Assets	—	43,344,140	—	43,344,140

Liabilities
Forwards	—	(9,039,680)	—	(9,039,680)

Total Liabilities	—	(9,039,680)	—	(9,039,680)

Net fair value	—	34,304,460	—	34,304,460

December 31, 2014	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Forwards	—	5,969,177	—	5,969,177

Total Assets	—	5,969,177	—	5,969,177

Liabilities
Forwards	—	(3,229,324)	—	(3,229,324)

Total Liabilities	—	(3,229,324)	—	(3,229,324)

Net fair value	—	2,739,853	—	2,739,853

9. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership and Fund. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2015, 100% of assets was allocated to the Currency market.

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

As of June 30, 2015, approximately 100% of the Partnership’s total investment exposure through investments in Master Funds is forward contracts which are off-exchange traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only asset is its investment in Cambridge Master Fund. Cambridge Master Fund’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 18 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” and “Net change in unrealized appreciation allocated from Cambridge Master Fund” on open contracts, and recorded as “Net realized gain (loss) allocated from Cambridge Master Fund”, when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, administrative fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2015

The Partnership recorded total trading results including interest income totaling $234,982 and expenses totaling $183,672, resulting in net income of $51,310 for the three months ended June 30, 2015. The Partnership’s net asset value per Unit increased from $8.87 at March 31, 2015 to $8.90 at June 30, 2015.

During the second quarter, the Partnership posted a gain in net asset value due to trading within the currency sector. The most significant gains were experienced in April from long positions in the Singapore dollar as the value of Singapore’s dollar strengthened after the Monetary Authority of Singapore refrained from easing monetary policy again following its surprise move in January. Elsewhere, gains were experienced from long positions in the Korean won versus the U.S. dollar as the value of the U.S. dollar weakened after disappointing U.S. output data reinforced expectations that the U.S. Federal Reserve may take a dovish stance on the timing of an interest rate hike. Additional gains were recorded in the New Zealand dollar, Chilean peso, Russian ruble, Hungarian forint, and Malaysian ringgit. A portion of these gains was offset by losses incurred from positions in the euro and Indian rupee.

The Partnership recorded total trading results including interest income totaling $1,120,212 and expenses totaling $465,258, resulting in net income of $654,954 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit increased from $8.49 at December 31, 2014 to $8.90 at June 30, 2015.

During the first six months of the year, the Partnership posted a gain in net asset value due to trading within the currency sector. The most significant gains were experienced in January from short positions in the euro versus the U.S. dollar as the value of the euro touched an 11-year low after European Central Bank (“ECB”) President Mario Draghi unveiled a program of sovereign-debt purchases to supplement existing easing measures. Additional gains were recorded during March from short euro positions and long Russian ruble positions versus the U.S. dollar. Elsewhere, gains were experienced during March from long positions in the Chinese renminbi as China started March on a positive note with a large upside surprise to export data while imports dropped off sharply. Additional gains were recorded from positions in the New Zealand dollar, Singapore dollar, Chilean peso, and Korean won. A portion of these gains was offset by losses incurred from positions in the Brazilian real, Taiwan dollar, and Philippine peso.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Cambridge Master Fund’s open positions by market category as of June 30, 2015 and the Partnership’s open positions by market category as of December 31, 2014, and the highest, lowest and average values during the three months ended June 30, 2015 and for the twelve months ended December 31, 2014, respectively. All open position trading risk exposures of the Partnership and Cambridge Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2015, Cambridge Master Fund’s total capitalization was approximately $38 million, and the Partnership owned approximately 35.22% of Cambridge Master Fund. The Partnership invest substantially all its assets in Cambridge Master Fund. Cambridge Master Fund’s VaR was as follows:

	June 30, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$18,011,796	47.27%

Total	$18,011,796	47.27%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$23,300,437	$14,810,310	$18,435,194

* Average of month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $14 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$3,086,285	22.41%

Total	$3,086,285	22.41%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$8,155,128	$1,579,172	$4,829,691
Commodity	$558,037	—	$160,725

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2015.

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

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.