Form 10-Q
period 2015-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2015-11-12
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2015, 1,375,222.073 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS	$	$
Investment in Cambridge Master Fund	14,588,596	12,289,754
Investment in KR Master Fund	-	1,882,328
Interest receivable	5	61

Total Assets	14,588,601	14,172,143

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Redemptions payable	161,045	238,966
Accrued ongoing placement agent fees	23,788	22,139
Accrued General Partner fees	19,030	17,712
Accrued management fees	17,841	15,812
Accrued incentive fees	270,499	108,183

Total Liabilities	492,203	402,812

Partners’ Capital:
Limited Partners (1,401,776.914 and 1,604,009.847 Units, respectively)	13,940,167	13,623,087
General Partner (15,710.066 and 17,219.120 Units, respectively)	156,231	146,244

Total Partners’ Capital	14,096,398	13,769,331

Total Liabilities and Partners’ Capital	14,588,601	14,172,143

NET ASSET VALUE PER UNIT	9.94	8.49

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
INVESTMENT INCOME
Interest income	1,907	359	2,326	1,968

EXPENSES
Ongoing placement agent fees	68,521	-	205,679	-
General Partner fees	54,817	-	164,543	-
Management fees	51,391	48,031	154,259	157,285
Incentive fees	270,499	132,795	386,005	132,795
Brokerage fees	-	123,663	-	459,790

Total Expenses	445,228	304,489	910,486	749,870

NET INVESTMENT LOSS	(443,321)	(304,130)	(908,160)	(747,902)

TRADING RESULTS
Trading profit (loss):
Net realized gain allocated from Cambridge Master Fund	1,552,445	276,459	3,755,887	674,474
Net realized gain (loss) allocated from KR Master Fund	-	123,320	-	(294,101)
Net change in unrealized appreciation (depreciation) allocated from Cambridge Master Fund	425,613	1,600,567	(658,036)	1,237,081
Net change in unrealized appreciation (depreciation) allocated from KR Master Fund	-	(74,844)	-	535,808

Total Trading Results	1,978,058	1,925,502	3,097,851	2,153,262

NET INCOME	1,534,737	1,621,372	2,189,691	1,405,360

NET INCOME ALLOCATION
Limited Partners	1,516,762	1,601,495	2,164,704	1,389,201
General Partner	17,975	19,877	24,987	16,159

NET INCOME PER UNIT*
Limited Partners	1.04	0.89	1.45	0.79
General Partner	1.04	0.89	1.45	0.79

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	1,458,295.164	1,863,297.243	1,523,729.466	2,092,810.542

    *      Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	1,621,228.967	13,623,087	146,244	13,769,331
Net Income	-	2,164,704	24,987	2,189,691
Redemptions	(203,741.987)	(1,847,624)	(15,000)	(1,862,624)

Partners’ Capital, September 30, 2015	1,417,486.980	13,940,167	156,231	14,096,398

Partners’ Capital, December 31, 2013	2,430,680.684	17,703,845	265,227	17,969,072
Net Income	-	1,389,201	16,159	1,405,360
Redemptions	(694,034.300)	(5,029,146)	(140,544)	(5,169,690)

Partners’ Capital, September 30, 2014	1,736,646.384	14,063,900	140,842	14,204,742

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

During June 2015, the General Partner determined to invest a portion of the Partnership’s and Master Fund’s (defined below) excess cash (the Partnership’s and Master Fund’s assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Partnership will receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and Master Fund may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and Master Fund’s accounts in order to avoid early liquidation of U.S. Treasury bills.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative services in connection with the operation of the Partnership, including the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; assistance in connection with certain limited partner communications; calculation and accrual of income, expenses, gains and losses; preparation of financial, performance and other reporting; coordination of the annual audit with the Partnership’s auditor; preparation of the Partnership’s draft annual financial statements and accompanying materials; assistance with updating periodic regulatory filings; provision of tax services as agreed with the General Partner; assistance in opening and operating the Partnership’s bank accounts; provision of daily profit and loss, estimated net asset value and position and reconciliation reports; and reconciliation of daily transactions, positions and cash balances to the Partnership’s brokerage and bank accounts. In addition, the Administrator will maintain certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, administrative fee) it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s break-even point.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Partnership’s Investment: The Partnership carries its affiliated investment in Cambridge Master Fund L.P. (the “Master Fund”) at fair value based on the Master Fund’s net asset value as calculated by the Master Fund.

Master Fund’s Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Master Fund’s Cash: The Master Fund’s cash includes cash denominated in foreign currencies of $847 and $906 as of September 30, 2015 and December 31, 2014, respectively. The cost of foreign currencies was $864 as of September 30, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materially different from the fair value as of December 31, 2014.

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

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 4. Financial Highlights.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s

Annual Report on Form 10-K for the year ended December 31, 2014.

3. Investments in Affiliated Master Fund

The clearing commodity broker for the Master Fund, and indirectly the Partnership, is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The trading advisor to the Partnership is The Cambridge Strategy (Assets Management) Limited (“Cambridge” or the “Trading Advisor”).

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in the Master Fund, a limited partnership organized under the partnership laws of the State of Delaware. The Master Fund was formed to permit accounts managed now and in the future by Cambridge using Cambridge Asian Markets Alpha Programme and, from October 1, 2013, Cambridge Emerging Markets Alpha Programme, to invest together in one trading vehicle. The General Partner is also the general partner of the Master Fund. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of the Master Fund. The General Partner and Cambridge believe that trading through this structure should provide efficiency and economy in the trading process.

As of September 30, 2015 and December 31, 2014, the Partnership owned approximately 36.17% and 31.51% of the Master Fund, respectively. It is the Partnership’s intention to continue to invest in the Master Fund. The performance of the Partnership is directly affected by the performance of the Master Fund, and prior to termination on December 31, 2014, KR Master Fund L.P. (“KR Master Fund”).

Effective December 31, 2014, the Partnership fully redeemed its investment from KR Master Fund. In addition, Krom River Investment Management (Cayman) Limited and Krom River Trading AG (together, and each separately, “Krom River”) no longer acts as commodity trading advisor to the Partnership. Effective on or about January 1, 2015, the Partnership reallocated the assets allocated to Krom River to the existing commodity trading advisor of the Partnership.

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014, and Statements of Income and Expenses for the three and nine months ended September 30, 2015 and 2014 and Changes in Partners’ Capital for the nine months ended September 30, 2015 and 2014 are presented below:

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Cambridge Master Fund L.P.

Statements of Financial Condition

	September 30, 2015 (Unaudited)	December 31, 2014
	$	$
Assets:
Equity in trading account:
U.S. Treasury bills, at fair value (amortized cost $28,496,398 and $0, respectively)	28,501,354	-
Cash	2,046,503	26,503,935
Cash margin	8,850,622	9,794,931
Net unrealized appreciation on open forward contracts	965,160	2,739,853

Total Trading Equity	40,363,639	39,038,719
Expense Reimbursement	4,036	7,922

Total Assets	40,367,675	39,046,641

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	36,610	48,456

Total Liabilities	36,610	48,456

Partners’ Capital:
General Partner	-	-
Limited Partners	40,331,065	38,998,185

Total Partners’ Capital	40,331,065	38,998,185

Total Liabilities and Partners’ Capital	40,367,675	39,046,641

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Cambridge Master Fund L.P.

Condensed Schedules of Investments

September 30, 2015 (Unaudited)

	Notional	Fair Value	% of Partners’ Capital
	$	$	%

Unrealized Appreciation on Open Forward Contracts
Currencies	384,404,633	4,926,384	12.21

Total unrealized appreciation on open forward contracts		4,926,384	12.21

Unrealized Depreciation on Open Forward Contracts
Currencies	452,960,769	(3,961,224)	(9.82)

Total unrealized depreciation on open forward contracts		(3,961,224)	(9.82)

Net unrealized appreciation on open forward contracts		965,160	2.39

Investment in U.S. Treasury bills

			Fair Value	% of Partners’ Capital
Face Amount	Maturity Date	Description
$28,500,000	12/17/2015	U.S. Treasury bills, 0.0025%
		(amortized cost of $28,496,398)	28,501,354	70.67

Net Fair Value			29,466,514	73.06

December 31, 2014

	Notional	Fair Value	% of Partners’ Capital
	$	$	%

Unrealized Appreciation on Open Forward Contracts
Currencies	391,686,862	5,969,177	15.31

Total unrealized appreciation on open forward contracts		5,969,177	15.31

Unrealized Depreciation on Open Forward Contracts
Currencies	284,639,685	(3,229,324)	(8.28)

Total unrealized depreciation on open forward contracts		(3,229,324)	(8.28)

Net Fair Value		2,739,853	7.03

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Cambridge Master Fund L.P.

Statements of Income and Expenses

for the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
INVESTMENT INCOME
Interest income	5,255	1,114	6,688	5,541

EXPENSES
Clearing fees	18,868	38,920	53,393	81,711
Professional fees	23,439	40,631	74,647	97,204

Total Expenses	42,307	79,551	128,040	178,915
Expense reimbursements	(14,967)	(23,475)	(44,892)	(51,693)

Net expenses	27,340	56,076	83,148	127,222

Net investment income (loss)	(22,085)	(54,962)	(76,460)	(121,681)

TRADING RESULTS:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	4,293,339	935,379	10,568,728	2,135,279
Net change in unrealized gains (losses) on open contracts	1,300,491	5,597,140	(1,774,693)	4,729,914

Total trading results	5,593,830	6,532,519	8,794,035	6,865,193

NET INCOME	5,571,745	6,477,557	8,717,575	6,743,512

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

for the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Partners’ Capital
$
Partners’ Capital, at December 31, 2014	38,998,185
Net income (loss)	8,717,575
Subscriptions	2,019,247
Redemptions	(9,402,419)
Distribution of interest income to feeder funds	(1,523)

Partners’ Capital, at September 30, 2015	40,331,065

Partners’ Capital, at December 31, 2013	37,521,384
Net income (loss)	6,743,512
Subscriptions	6,500,000
Redemptions	(7,480,141)
Distribution of interest income to feeder funds	(5,541)

Partners’ Capital, at September 30, 2014	43,279,214

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

4. Financial Highlights

Financial highlights for the limited partner class for the Partnership and the Master Fund for the three and nine months ended September 30, 2015 and 2014 were as follows:

Financial Highlights of the Partnership:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Per Unit operating performance:
Net asset value per Unit, beginning of period	$8.90	$7.29	$8.49	$7.39

Net Investment Loss(2)	(0.31)	(0.17)	(0.60)	(0.37)
Net Realized and Unrealized Gains	1.35	1.06	2.05	1.16

Increase for the period	1.04	0.89	1.45	0.79

Net asset value per Unit, end of period	$9.94	$8.18	$9.94	$8.18

Ratios to average net assets: (1)

Net Investment Loss(2)	(7.0)%	(5.9)%	(7.9)%	(6.4)%

Expenses before Incentive Fees	5.0%	4.9%	5.1%	5.5%
Incentive Fees	2.0%	1.0%	2.8%	0.9%

Expenses after Incentive Fees	7.0%	5.9%	7.9%	6.4%

Total return before Incentive Fees	13.7%	13.2%	19.8%	11.6%
Incentive Fees	(2.0)%	(1.0)%	(2.8)%	(0.9)%

Total return after Incentive Fees	11.7%	12.2%	17.1%	10.7%

(1)	Annualized (except for incentive fees if applicable).
(2)	Interest income less total expenses.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Financial Highlights of the Master Fund:

Ratios to average net assets for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Ratios to average net assets: (1)

Net investment loss(2)	(0.3)%	(0.6)%	(0.3)%	(0.4)%

Operating expenses (3)	0.3%	0.6%	0.3%	0.4%

Total return	14.7%	17.6%	24.0%	18.5%

(1)	Annualized.
(2)	Interest income less total expenses.
(3)	Percentages are after expense reimbursements (equal to 0.1%, 0.2%, 0.1% and 0.2% for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014, respectively).

The above ratios and the return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

5. Related Party Transactions

The Master Fund’s cash is on deposit in commodity brokerage accounts with MS&Co. and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Master Fund’s excess cash (the Master Fund’s assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Master Fund will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays the Master Fund interest income on 100% of the average daily equity maintained in cash in the Master Fund’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Master Fund. For purposes of such interest payments, net assets do not include monies due to the Master Fund on Futures Interests that have not been received. The Partnership pays a General Partner fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was paid to MS&Co. The General Partner pays or reimburses the Partnership for all brokerage fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership.

6. Financial Instruments through the Partnership’s Investment in Affiliated Master Funds

The Master Fund, and indirectly the Partnership, trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses are reflected on the Partnership’s and the Master Fund’s Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) allocated from Cambridge Master Fund” and “Net change in unrealized gains (losses) on open contracts”, respectively. The Master Fund’s contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The U.S. Treasury bills, futures, forwards and options traded by the Partnership, indirectly through its investment in the Master Fund, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

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

The monthly average notional values of currency forward contracts traded during the three and nine months ended September 30, 2015 and 2014 were $2,260,334,402, $2,468,051,861, $2,790,377,541 and $2,081,462,735, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Offsetting of Derivative Assets and Liabilities as of September 30, 2015:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$4,926,384	$(3,961,224)	$965,160	$-	$-	$965,160

Total Assets	4,926,384	(3,961,224)	965,160	-	-	965,160

Liabilities
Forwards	(3,961,224)	3,961,224	-	-	-	-

Total Liabilities	(3,961,224)	3,961,224	-	-	-	-

Net fair value						$965,160	*

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$5,969,177	$(3,229,324)	$2,739,853	$-	$-	$2,739,853

Total Assets	5,969,177	(3,229,324)	2,739,853	-	-	2,739,853

Liabilities
Forwards	(3,229,324)	3,229,324	-	-	-	-

Total Liabilities	(3,229,324)	3,229,324	-	-	-	-

Net fair value						$2,739,853	*

*

In the event of default by the Master Fund, MS&Co., the Master Fund’s commodity futures broker and the sole counterparty to the Master Fund’s off exchange-traded contracts, as applicable, has the right to offset the Master Fund’s obligation with the Master Fund’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master Fund is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Master Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of September 30, 2015 and December 31, 2014.

	September 30, 2015

Assets
Forward Contracts

Currencies	$4,926,384

Total unrealized appreciation on open forward contracts	4,926,384

Liabilities
Forward Contracts

Currencies	(3,961,224)

Total unrealized depreciation on open forward contracts	(3,961,224)

Net unrealized appreciation on open forward contracts	$965,160	*

	December 31, 2014

Assets
Forward Contracts

Currencies	$5,969,177

Total unrealized appreciation on open forward contracts	5,969,177

Liabilities
Forward Contracts

Currencies	(3,229,324)

Total unrealized depreciation on open forward contracts	(3,229,324)

Net unrealized appreciation on open forward contracts	$2,739,853	*

*	This amount is included in “Net unrealized appreciation on open forward contracts” on the Master Fund’s Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended				Nine Months Ended
Sector	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	$		$		$		$
Currencies	5,593,830		6,532,519		8,794,035		6,865,193

Total	5,593,830	**	6,532,519	**	8,794,035	**	6,865,193	**

**	This amount is included in “Total trading results” on the Master Fund’s Statements of Income and Expenses.

8. Fair Value Measurements

The Master Fund’s Investments:

All commodity interests of the Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

The Master Fund’s Fair Value Measurements:

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

The Master Fund considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). During the three and nine months ended September 30, 2015 and 2014, the Master Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three and nine months ended September 30, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015	Level 1	Level 2	Level 3	Total

Assets

Investment in U.S. Treasury bills	$-	$28,501,354	$-	$28,501,354

Forwards	-	4,926,384	-	4,926,384

Total Assets	-	33,427,738	-	33,427,738

Liabilities

Forwards	-	(3,961,224)	-	(3,961,224)

Total Liabilities	-	(3,961,224)	-	(3,961,224)

Net fair value	$-	$29,466,514	$-	$29,466,514

December 31, 2014	Level 1	Level 2	Level 3	Total

Assets

Forwards	$-	$5,969,177	$-	$5,969,177

Total Assets	-	5,969,177	-	5,969,177

Liabilities

Forwards	-	(3,229,324)	-	(3,229,324)

Total Liabilities	-	(3,229,324)	-	(3,229,324)

Net fair value	$-	$2,739,853	$-	$2,739,853

9. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, 100% of assets was allocated to the Currency market.

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

As of September 30, 2015, approximately 100% of the Partnership’s total investment exposure through its investments in the Master Fund is forward contracts which are off-exchange traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only asset is its investment in the Master Fund. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 18 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Partnership’s and the Master Fund’s Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) allocated from Cambridge Master Fund” and “Net change in unrealized gains (losses) on open contracts”, respectively, and when open positions are closed, recorded on the Partnership’s and the Master Fund’s Statements of Income and Expenses as “Net realized gain (loss) allocated from Cambridge Master Fund” and “Net realized gains (losses) on closed contracts”, respectively. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2015

The Partnership recorded total trading results including interest income totaling $1,979,965 and expenses totaling $445,228, resulting in net income of $1,534,737 for the three months ended September 30, 2015. The Partnership’s net asset value per Unit increased from $8.90 at June 30, 2015 to $9.94 at September 30, 2015.

During the third quarter, the Partnership posted a gain in Net Asset Value due to trading within the currency sector. The most significant gains were experienced in July and August from short positions in various currencies, particularly the Taiwan dollar, Korean won, and Thai baht against the U.S. dollar as the value of the U.S. dollar advanced amid signals from U.S. Federal Reserve Chair Janet Yellen that the central bank may raise interest rates later in 2015 on the back of an improving U.S. economy. Further pressure was put on these currencies as concerns regarding economic growth in China began to rise in late July. Additional gains were experienced during August from short positions in the Chinese renminbi versus the U.S. dollar as the value of the renminbi declined as a result of a surprise policy change by the People’s Bank of China to devalue the currency amid weakening exports and slowing economic growth. A portion of these gains was offset by losses from positions in the Indian rupee and Malaysian ringgit.

The Partnership recorded total trading results including interest income totaling $3,100,177 and expenses totaling $910,486, resulting in net income of $2,189,691 for the nine months ended September 30, 2015. The Partnership’s net asset value per Unit increased from $8.49 at December 31, 2014 to $9.94 at September 30, 2015.

During the first nine months of the year, the Partnership posted a gain in Net Asset Value due to trading within the currency sector. The most significant gains were experienced in July and August from short positions in various currencies, particularly the Korean won, Taiwan dollar, and Thai baht against the U.S. dollar as the value of the U.S. dollar advanced amid signals from U.S. Federal Reserve Chair Janet Yellen that the central bank may raise interest rates later in 2015 on the back of an improving U.S. economy. Further pressure was put on these currencies as concerns regarding economic growth in China began to rise in late July. Additional gains were experienced during August from short positions in the Chinese renminbi versus the U.S. dollar as the value of the renminbi declined as a result of a surprise policy change by the People’s Bank of China to devalue the currency amid weakening exports and slowing economic growth. Further gains were experienced during January from short positions in the euro versus the U.S. dollar as the value of the euro touched an 11-year low after European Central Bank (“ECB”) President Mario Draghi unveiled a program of sovereign-debt purchases to supplement existing easing measures. Additional gains were recorded during March from short euro positions and long Russian ruble positions versus the U.S. dollar. A portion of these gains was offset by losses from positions in the Indian rupee and Malaysian ringgit during the third quarter. Modest losses were incurred during May from long positions in the Singapore dollar as the value of Singapore’s dollar weakened after data showing the city-state’s consumer prices fell the most since late 2009. Elsewhere, losses were incurred from long positions in various currencies, particularly the Hungarian forint and Indonesian rupiah, against the U.S. dollar as the value of the U.S. dollar advanced as rising U.S. inflation and hawkish remarks by Federal Reserve Chair Janet Yellen revived expectations of a U.S. interest rate hike in the second half of 2015.

For the Three and Nine Months Ended September 30, 2014

The Partnership recorded total trading results including interest income totaling $1,925,861 and expenses totaling $304,489, resulting in a net income of $1,621,372 for the three months ended September 30, 2014. The Partnership’s net asset value per Unit increased from $7.29 at June 30, 2014 to $8.18 at September 30, 2014.

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

The Partnership recorded total trading results including interest income totaling $2,155,230 and expenses totaling $749,870, resulting in a net income of $1,405,360 for the nine months ended September 30, 2014. The Partnership’s net asset value per Unit increased from $7.39 at December 31, 2013 to $8.18 at September 30, 2014.

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

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, options and U.S. Treasury bills. The market-sensitive instruments held by the Partnership and the Master Fund are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s and the Master Fund’s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership and the Master Fund.

The futures, forwards and options on such contracts traded by the Partnership and the Master Fund and U.S. Treasury bills involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s and the Master Fund’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. U.S. Treasury bills are fair valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

The Partnership’s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s and the Master Fund’s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership and the Master Fund is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership and the Master Fund typically to be many times the total capitalization of the Partnership and the Master Fund.

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s and the Master Fund’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s and the Master Fund’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s and the Master Fund’s experience to date as discussed under the “Partnership’s and the Master Fund’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s and the Master Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Master Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Master Fund accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and the Master Fund’s open positions are directly reflected in the Partnership’s and the Master Fund’s earnings and cash flow. The Partnership’s and the Master Fund’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

VaR is a measure of the maximum amount which the Partnership and the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Master Fund’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership and the Master Fund could result in actual trading or non-trading losses far beyond the indicated VaR of the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Master Fund’s losses in any market sector will be limited to VaR or by the Partnership’s and the Master Fund’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Master Fund as the measure of its VaR. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Master Fund’s open positions by market category as of September 30, 2015 and the Partnership’s open positions by market category as of December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014, respectively. All open position trading risk exposures of the Partnership and the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2015, the Master Fund’s total capitalization was approximately $40 million, and the Partnership owned approximately 36.17% of the Master Fund. The Partnership invests substantially all its assets in the Master Fund. The Master Fund’s VaR was as follows:

	September 30, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$8,850,622	21.94%

Total	$8,850,622	21.94%

	Three Months Ended September 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$19,421,478	$5,745,674	$10,696,676

*  Average of month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $14 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$3,086,285	22.41%

Total	$3,086,285	22.41%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$8,155,128	$1,579,172	$4,829,691
Commodity	$558,037	$-	$160,725

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On  June  18, 2015,  the  Company  entered  into  a  settlement  with  the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the  Massachusetts Uniform  Securities Act, the  Massachusetts  Consumer  Protection  Act and common  law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.