Form 10-Q
period 2016-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2016-05-12
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of April 30, 2016, 1,224,292.706 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Investment in Cambridge Master Fund	$13,650,307	$13,537,489
Cash at bank	1,000	-
Interest receivable	466	598

Total assets	$13,651,773	$13,538,087

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$370,674	$212,677
Accrued expenses:
Ongoing placement agent fees	22,166	22,647
General Partner fees	17,733	18,118
Management fees	16,625	16,985
Incentive fees	94,111	-

Total liabilities	521,309	270,427

Partners’ Capital:
Limited Partners (1,252,562.398 and 1,322,204.340 Units at March 31, 2016 and December 31, 2015, respectively)	12,967,805	13,111,856
General Partner (15,710.066 Units at March 31, 2016 and December 31, 2015, respectively)	162,659	155,804

Total partners’ capital (net asset value)	13,130,464	13,267,660

Total liabilities and partners’ capital	$13,651,773	$13,538,087

Net asset value per Unit	$10.35	$9.92

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment income:
Interest income	$7,057	$221

Expenses:
Ongoing placement agent fees	66,536	68,667
General Partner fees	53,229	54,933
Management fees	49,902	51,500
Incentive fees	94,111	106,486

Total expenses	263,778	281,586

Net investment income (loss)	(256,721)	(281,365)

Trading results:
Net gains (losses) on investments in Cambridge Master Fund:
Net realized gains (losses) on closed contracts allocated from Cambridge Master Fund	365,542	1,789,857
Net change in unrealized gains (losses) on open contracts allocated from Cambridge Master Fund	468,208	(904,848)

Total trading results	833,750	885,009

Net income (loss)	$577,029	$603,644

Net income (loss) allocation:
Limited Partners	570,174	597,114
General Partner	6,855	6,530

Net income (loss) per Unit*
Limited Partners	0.43	0.38
General Partner	0.43	0.38

	Units	Units
Weighted average number of Units outstanding	1,322,725.735	1,595,308.059

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	1,337,914.406	$13,111,856	$155,804	$13,267,660
Net Income	-	570,174	6,855	577,029
Redemptions	(69,641.942)	(714,225)	-	(714,225)

Partners’ Capital, March 31, 2016	1,268,272.464	$12,967,805	$162,659	$13,130,464

Partners’ Capital, December 31, 2014	1,621,228.967	$13,623,087	$146,244	$13,769,331
Net Income	-	597,114	6,530	603,644
Redemptions	(80,827.662)	(705,983)	-	(705,983)

Partners’ Capital, March 31, 2015	1,540,401.305	$13,514,218	$152,774	$13,666,992

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments through the Partnership’s Investment in Affiliated Master Fund). The Futures Interests that are indirectly traded by the Partnership through its investment in Cambridge Master Fund L.P. (the “Master Fund”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Technical L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. All trading decisions for the Partnership are made by The Cambridge Strategy (Asset Management) Limited (“Cambridge” or “Trading Advisor”).

During the reporting periods ended March 31, 2016 and 2015, the Master Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master Fund also deposits a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A. Individual and pooled accounts currently managed by the Trading Advisor, including the Partnership, are permitted to be limited partners of the Master Fund. The General Partner and the Trading Advisor believe that trading though this “master/feeder” structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives from the Partnership, the ordinary administrative expenses of the respective Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015, and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Due to the nature of commodity trading, the results of operation for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

Partnership’s Investment: The Partnership carries its affiliated investment in the Master Fund at fair value based on the Master Fund’s net asset value as calculated by the Master Fund. The valuation of the Master Fund’s investments including the classification within the fair value hierarch of the investments held by the Master Fund are described in Note 7. “Fair Value Measurements.”

Master Fund’s Investments: All commodity interests of the Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 7. Fair Value Measurement) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Master Fund’s Cash: The Master Fund’s cash includes cash denominated in foreign currencies of $861 and $817 as of March 31, 2016 and December 31, 2015, respectively. The cost of foreign currencies was $893 and $863 as of March 31, 2016 and December 31, 2015, respectively.

Investment Company Status: Effective January 1, 2014, The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946 “Financial Services — Investment Companies.” See Note 4. Financial Highlights.

Master Fund’s Fair Value of Financial Instruments: The carrying value of the Master Fund’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017 and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, interest income per Unit and expenses per Unit previously presented seperately are now combined into net investment loss per Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

3. Investment in Affiliated Master Fund

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

As of March 31, 2016 and December 31, 2015, the Partnership owned approximately 16.05% and 22.67% of the Master Fund, respectively. It is the Partnership’s intention to continue to invest in the Master Fund. The performance of the Partnership is directly affected by the performance of Cambridge Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015, and Statements of Income and Expenses for the three months ended March 31, 2016 and 2015 and Changes in Partners’ Capital for the three months ended March 31, 2016 and 2015 are presented below:

Cambridge Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (Amortized cost $66,979,453 and $49,492,685 at March 31, 2016 and December 31, 2015, respectively)	$66,992,518	$49,496,752
Cash margin	24,504,489	23,516,491
Net unrealized appreciation on open forward contracts	2,209,809	-

Total equity in trading account	93,706,816	73,013,243
Cash at bank	802	-
Subscription receivable	114,142	-
Expense reimbursements	1,098	190

Total assets	$93,822,858	$73,013,433

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$258,025
Cash overdraft	8,735,199	13,021,029
Accrued expenses:
Professional fees	40,581	24,457

Total liabilities	8,775,780	13,303,511

Partners’ Capital:
General Partner	-	-
Limited Partners	85,047,078	59,709,922

Total partners’ capital (net asset value)	85,047,078	59,709,922

Total liabilities and partners’ capital	$93,822,858	$73,013,433

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Cambridge Master Fund L.P.

Condensed Schedules of Investments

March 31, 2016 (Unaudited)

			% of Partners’
	Notional	Fair Value	Capital
Unrealized Appreciation on Open Forward Contracts

Currencies	$1,254,950,433	$35,686,267	41.96%

Total unrealized appreciation on open forward contracts		35,686,267	41.96

Unrealized Depreciation on Open Forward Contracts

Currencies	$1,173,064,698	(33,476,458)	(39.36)

Total unrealized depreciation on open forward contracts		(33,476,458)	(39.36)

Net unrealized appreciation on open forward contracts		$2,209,809	2.60%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity date	Description	Fair Value	Capital
$ 67,000,000	4/28/2016	U.S. Treasury bills, 0.23% (Amortized cost of $66,979,453)	$66,992,518	78.77%

December 31, 2015

			% of Partners’
	Notional	Fair Value	Capital
Unrealized Appreciation on Open Forward Contracts
Currencies	$862,295,211	$10,602,087	17.76%

Total unrealized appreciation on open forward contracts		10,602,087	17.76

Unrealized Depreciation on Open Forward Contracts
Currencies	$840,603,701	(10,860,112)	(18.19)

Total unrealized depreciation on open forward contracts		(10,860,112)	(18.19)

Net unrealized depreciation on open forward contracts		$(258,025)	(0.43)%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$49,500,000	01/21/2016	U.S. Treasury bills, 0.019% (Amortized cost of $49,492,685)	$49,496,752	82.90%

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Cambridge Master Fund L.P.

Statements of Income and Expenses

for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015

Investment Income:
Interest income	$42,178	$761

Expenses:
Clearing fees	18,978	3,323
Professional fees	20,523	25,029

Total expenses	39,501	28,352
Expense reimbursements	(7,233)	(9,985)

Net expenses	32,268	18,367

Net investment income (loss)	9,910	(17,606)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,211,806	5,103,297
Net change in unrealized gains (losses) on open contracts	2,467,848	(2,591,154)

Total trading results	4,679,654	2,512,143

Net income (loss)	$4,689,564	$2,494,537

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

Partners’ Capital

Partners’ Capital at December 31, 2014	$38,998,185
Net income (loss)	2,494,537
Subscriptions	1,636,080
Redemptions	(2,768,415)
Distribution of interest income to feeder funds	(761)

Partners’ Capital at March 31, 2015	$40,359,626

Partners’ Capital at December 31, 2015	$59,709,922
Net income (loss)	4,689,564
Subscriptions	22,974,427
Redemptions	(2,313,559)
Distribution of interest income to feeder funds	(13,276)

Partners’ Capital at March 31, 2016	$85,047,078

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

4. Financial Highlights

Financial highlights for the limited partner class for the Partnership and the Master Fund for the three months ended March 31, 2016 and 2015 were as follows:

Financial Highlights of the Partnership:

	For the Three Months Ended March 31,
	2016	2015
Per Unit Performance (for a unit outstanding throughout the period): (3)
Net investment loss	$(0.20)	$(0.18)
Net realized and unrealized gains (losses)	0.63	0.56

Net increase (decrease) for the period	0.43	0.38

Net asset value per Unit, beginning of period	9.92	8.49

Net asset value per Unit, end of period	$10.35	$8.87

	For the Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital: (1)
Net investment loss(2)	(5.6)%	(6.0) %

Operating expenses before incentive fees	5.1%	5.2%
Incentive fees	0.8%	0.8%

Operating expenses after incentive fees	5.9%	6.0%

Total return:
Total return before incentive fees	5.1%	5.3%
Incentive fees	(0.8)%	(0.8)%

Total return after incentive fees	4.3%	4.5%

(1)	Annualized (except for incentive fees if applicable).
(2)	Interest income less total expenses.
(3)

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average limited partners’ capital, and includes the income and expenses allocated from the Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Financial Highlights of the Master Fund:

Ratios to average net assets for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015

Ratios to Average Limited Partners’ Capital (1):
Net investment income (loss) (2)	0.1%	(0.2)%

Operating expenses before expense reimbursements	0.2%	0.3%
Expense reimbursements	(0.0) (3)	(0.1)

Operating expenses after expense reimbursements	0.2%	0.2%

Total return	7.0%	6.5%

(1)	Annualized.
(2)	Interest income less total expenses.
(3)	Due to rounding.

The above ratios and the return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average limited partners’ capital.

5. Financial Instruments through the Partnership’s Investment in Affiliated Master Fund

The Master Fund, and indirectly the Partnership, trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized gains (losses) on open contracts allocated from Cambridge Master Fund” from one period to the next in the Statements of Income and Expenses. The Master Fund’s contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

6. Trading Activities

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

The monthly average notional values of currency forward contracts traded during the three months ended March 31, 2016 and 2015 were $3,447,457,698 and $1,509,891,555, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

Offsetting of Derivative Assets and Liabilities as of March 31, 2016:

March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Forwards	$35,686,267	$(33,476,458)	$2,209,809	$-	$-	$2,209,809

Total Assets	$35,686,267	$(33,476,458)	$2,209,809	$-	$-	$2,209,809

Liabilities
Forwards	$(33,476,458)	$33,476,458	$-	$-	$-	$-

Total Liabilities	$(33,476,458)	$33,476,458	$-	$-	$-	$-

Net fair value						$2,209,809	*

Offsetting of Derivative Assets and Liabilities as of December 31, 2015:

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Forwards	$10,602,087	$(10,602,087)	$-	$-	$-	$-

Total Assets	$10,602,087	$(10,602,087)	$-	$-	$-	$-

Liabilities
Forwards	$(10,860,112)	$10,602,087	$(258,025)	$-	$-	$(258,025)

Total Liabilities	$(10,860,112)	$10,602,087	$(258,025)	$-	$-	$(258,025)

Net fair value						$(258,025)	*

*

In the event of default by the Master Fund, MS&Co., the Master Fund’s commodity futures broker and the sole counterparty to the Master Fund’s off exchange-traded contracts, as applicable, has the right to offset the Master Fund’s obligation with the Master Fund’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master Fund is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Master Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of

March 31, 2016 and December 31, 2015.

	March 31, 2016
Assets
Forward Contracts

Currencies	$35,686,267

Total unrealized appreciation on open forward contracts	35,686,267

Liabilities
Forward Contracts

Currencies	(33,476,458)

Total unrealized depreciation on open forward contracts	(33,476,458)

Net unrealized appreciation on open forward contracts	$2,209,809	*

*	This amount is included in “Net unrealized appreciation on open forward contracts” in the Master Fund’s
Statements of Financial Condition.

	December 31, 2015
Assets
Forward Contracts

Currencies	$10,602,087

Total unrealized appreciation on open forward contracts	10,602,087

Liabilities
Forward Contracts

Currencies	(10,860,112)

Total unrealized depreciation on open forward contracts	(10,860,112)

Net unrealized depreciation on open forward contracts	$(258,025)	*

*	This amount is included in “Net unrealized depreciation on open forward contracts” in the Master Fund’s Statements of
Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended
Sector	March 31, 2016		March 31, 2015
	$		$
Currencies	4,679,654		2,512,143

Total	4,679,654	**	2,512,143	**

**	This amount is in “Total trading results” in the Master Fund’s Statements of Income and Expenses.

7. Fair Value Measurements

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

The Master Fund considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Forwards	$35,686,267	$-	$35,686,267	$-
U.S. Treasury bills	66,992,518	-	66,992,518	-

Total assets	$102,678,785	$-	$102,678,785	$-

Liabilities
Forwards	$33,476,458	$-	$33,476,458	$-

Total liabilities	$33,476,458	$-	$33,476,458	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
Forwards	$10,602,087	$-	$10,602,087	$-
U.S. Treasury bills	49,496,752	-	49,496,752	-

Total assets	$60,098,839	$-	$60,098,839	$-

Liabilities
Forwards	$10,860,112	$-	$10,860,112	$-

Total liabilities	$10,860,112	$-	$10,860,112	$-

8. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, 100% of assets was allocated to the Currency market.

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

As of March 31, 2016, approximately 100% of the Partnership’s total investment exposure through its investments in Master Fund is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades indirectly are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts allocated from Cambridge Master Fund” on open contracts, and recorded as “Net realized gains (losses) on closed contracts allocated from Cambridge Master Fund”, when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded total trading results including interest income totaling $840,807 and expenses totaling $263,778 resulting in net income of $577,029 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit increased from $9.92 at December 31, 2015 to $10.35 at March 31, 2016.

During the first quarter, the Partnership posted a gain in Net Asset Value due to positions within the currency sector. The most significant gains were experienced throughout the first quarter from long positions in the Brazilian real versus the U.S. dollar as the real advanced amid speculation that a corruption scandal will lead to the downfall of Brazilian President Dilma Rousseff’s government. Additional gains were experienced from positions in the Philippine peso, Indonesian rupiah, and Russian ruble. Elsewhere, gains were experienced during February from long positions in the Polish zloty versus the U.S. dollar as the zloty advanced after dovish comments from other central banks in Central Europe made Polish assets look relatively more attractive. A portion of the Partnership’s gains for the quarter was offset by losses from positions in the Japanese yen, Korean won, Australian dollar, and Malaysian ringgit.

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

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s and the Master Fund’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s and the Master Fund’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s and Cambridge Master Fund’s experience to date as discussed under the “Partnership’s and the Master Fund’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

The Partnership and the Master Fund account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and the Master Fund’s open positions are directly reflected in the Partnership’s and the Master Fund’s earnings and cash flow. The Partnership’s and the Master Fund’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

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

The Master’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Master Fund’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015, respectively. All open position trading risk exposure of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2016, the Master Fund’s total capitalization was $85,047,078 and the Partnership owned approximately 16.05% of the Master Fund. The Partnership invests substantially all its assets in the Master Fund. The Master Fund’s VaR as of March 31, 2016 was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$24,504,489	28.81%	$33,520,117	$15,170,546	$21,344,996

Total	$24,504,489	28.81%

* Average of month-end VaR.

As of December 31, 2015, the Master Fund’s total capitalization was $59,709,922 and the Partnership owned approximately 22.67% of the Master Fund. The Partnership invests substantially all of its assets in the Master Fund. The Master Fund’s VaR as of December 31, 2015 was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

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

Item 4. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item IA. in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets for the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	11,500.042	$10.07	N/A	N/A
February 1, 2016 - February 29, 2016	22,327.954	$10.20	N/A	N/A
March 1, 2016 - March 31, 2016	35,813.946	$10.35	N/A	N/A
	69,641.942	$10.26

* Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

** Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 6.   EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.
(Registrant)

	By:	Ceres Managed Futures LLC (General Partner)

May 12, 2016	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.