Form 10-Q
period 2016-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2016-08-11
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

As of July 31, 2016, 1,157,624.618 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investment in the Master Fund (1), at fair value	$12,092,431	$13,537,489
Cash at bank	1,000	-
Interest receivable	403	598

Total assets	$12,093,834	$13,538,087

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$170,163	$212,677
Redemptions payable to General Partner	30,182	-
Accrued expenses:
Ongoing placement agent fees	20,135	22,647
General Partner fees	16,108	18,118
Management fees	15,101	16,985

Total liabilities	251,689	270,427

Partners’ Capital:
Limited Partners (1,177,085.995 and 1,322,204.340 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	11,715,969	13,111,856
General Partner (12,676.699 and 15,710.066 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	126,176	155,804

Total partners’ capital (net asset value)	11,842,145	13,267,660

Total liabilities and partners’ capital	$12,093,834	$13,538,087

Net asset value per Unit	$9.95	$9.92

(1) Defined in Note 1

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master Fund	$4,738	$198	$11,795	$419

Expenses:
Ongoing placement agent fees	63,161	68,491	129,697	137,158
General Partner fees	50,529	54,793	103,758	109,726
Management fees	47,370	51,368	97,272	102,868
Incentive fees	-	9,020	94,111	115,506

Total expenses	161,060	183,672	424,838	465,258

Net investment income (loss)	(156,322)	(183,474)	(413,043)	(464,839)

Trading Results:
Net gains (losses) on investment in the Master Fund:
Net realized gains (losses) on closed contracts allocated from the Master Fund	(398,383)	413,585	(32,841)	2,203,442
Net change in unrealized gains (losses) on open contracts allocated from the Master Fund	56,678	(178,801)	524,886	(1,083,649)

Total trading results	(341,705)	234,784	492,045	1,119,793

Net income (loss)	$(498,027)	$51,310	$79,002	$654,954

Net income (loss) allocation:
Limited Partners	$(491,726)	$50,828	78,448	647,942
General Partner	$(6,301)	$482	554	7,012

Net income (loss) per Unit*
Limited Partners	$(0.40)	$0.03	0.03	0.41
General Partner	$(0.40)	$0.03	0.03	0.41

	Units	Units	Units	Units
Weighted average number of Units outstanding	1,239,391.051	1,519,090.813	1,281,098.056	1,556,988.891

  *       Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2015	1,337,914.406	$13,111,856	$155,804	$13,267,660
Net income (loss)	-	78,448	554	79,002
Redemptions	(148,151.712)	(1,474,335)	(30,182)	(1,504,517)

Partners’ Capital, June 30, 2016	1,189,762.694	$11,715,969	$126,176	$11,842,145

Partners’ Capital, December 31, 2014	1,621,228.967	$13,623,087	$146,244	$13,769,331
Net income (loss)	-	647,942	7,012	654,954
Redemptions	(143,484.401)	(1,271,834)	-	(1,271,834)

Partners’ Capital, June 30, 2015	1,477,744.566	$12,999,195	$153,256	$13,152,451

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments through the Partnership’s Investment in Affiliated Master Fund”). The Futures Interests that are indirectly traded by the Partnership through its investment in Cambridge Master Fund L.P. (the “Master Fund”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Technical L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

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

During the reporting periods ended June 30, 2016 and 2015, the Master Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master Fund also deposits a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A. Individual and pooled accounts currently managed by the Trading Advisor, including the Partnership, are permitted to be limited partners of the Master Fund. The General Partner and the Trading Advisor believe that trading though this “master/feeder” structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

As of June 30, 2016 and December 31, 2015, the Partnership owned approximately 15.67% and 22.67% of the Master Fund, respectively. It is the Partnership’s intention to continue to invest in the Master Fund. The performance of the Partnership is directly affected by the performance of the Master Fund.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment: The Partnership carries its affiliated investment in the Master Fund at fair value based on the Master Fund’s net asset value as calculated by the Master Fund. The valuation of the Master Fund’s investments including the classification within the fair value hierarchy of the investments held by the Master Fund are described in Note 6, “Fair Value Measurements.”

Master Fund’s Investments: All commodity interests of the Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master Fund’s Statements of Income and Expenses.

Master Fund’s Cash: The Master Fund’s cash includes cash denominated in foreign currencies of $816 and $817 as of June 30, 2016 and December 31, 2015, respectively. The cost of foreign currencies was $864 and $863 as of June 30, 2016 and December 31, 2015, respectively.

Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946 “Financial Services — Investment Companies.” See Note 3, “Financial Highlights.”

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 and Statements of Income and Expenses for the three and six months ended June 30, 2016 and 2015 and Changes in Partners’ Capital for the six months ended June 30, 2016 and 2015 are presented below:

Cambridge Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $58,965,838 and $49,492,685 at June 30, 2016 and December 31, 2015, respectively)	$58,964,549	$49,496,752
Cash margin	36,013,969	23,516,491
Net unrealized appreciation on open forward contracts	2,624,781	-

Total equity in trading account	97,603,299	73,013,243

Cash at bank	607	-
Subscription receivable	145,237	-
Expense reimbursements	1,071	190

Total assets	$97,750,214	$73,013,433

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$258,025
Cash overdraft	20,526,807	13,021,029
Accrued expenses:
Professional fees	33,266	24,457

Total liabilities	20,560,073	13,303,511

Partners’ Capital:
General Partner	-	-
Limited Partners	77,190,141	59,709,922

Total partners’ capital (net asset value)	77,190,141	59,709,922

Total liabilities and partners’ capital	$97,750,214	$73,013,433

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Condensed Schedules of Investments

June 30, 2016

(Unaudited)

	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts

Currencies	$1,156,940,608	$16,982,022	22.00%

Total unrealized appreciation on open forward contracts		16,982,022	22.00

Unrealized Depreciation on Open Forward Contracts

Currencies	$1,059,878,239	(14,357,241)	(18.60)

Total unrealized depreciation on open forward contracts		(14,357,241)	(18.60)

Net unrealized appreciation on open forward contracts		$2,624,781	3.40%

U.S. Government Securities

Face Amount	Maturity date	Description	Fair Value	% of Partners’ Capital
$ 55,000,000	9/29/2016	U.S. Treasury bills, 0.24% (Amortized cost of $54,967,000)	$54,964,594	71.21%
$ 4,000,000	7/7/2016	U.S. Treasury bills, 0.205% (Amortized cost of $3,998,838)	3,999,955	5.18

Total U.S. Government Securities			$58,964,549	76.39%

December 31, 2015

	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts

Currencies	$862,295,211	$10,602,087	17.76%

Total unrealized appreciation on open forward contracts		10,602,087	17.76

Unrealized Depreciation on Open Forward Contracts

Currencies	$840,603,701	(10,860,112)	(18.19)

Total unrealized depreciation on open forward contracts		(10,860,112)	(18.19)

Net unrealized depreciation on open forward contracts		$(258,025)	(0.43)%

U.S. Government Securities

Face Amount	Maturity date	Description	Fair Value	% of Partners’ Capital
$ 49,500,000	1/21/2016	U.S. Treasury bills, 0.019% (Amortized cost of $49,492,685)	$49,496,752	82.90%

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$30,354	$672	$72,532	$1,433

Expenses:
Clearing fees	18,563	31,202	37,541	34,525
Professional fees	20,520	26,179	41,043	51,208

Total expenses	39,083	57,381	78,584	85,733
Expense reimbursements	(6,392)	(19,940)	(13,625)	(29,925)

Net expenses	32,691	37,441	64,959	55,808

Net investment income (loss)	(2,337)	(36,769)	7,573	(54,375)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,516,027)	1,172,092	(304,221)	6,275,389
Net change in unrealized gains (losses) on open contracts	414,956	(484,030)	2,882,804	(3,075,184)

Total trading results	(2,101,071)	688,062	2,578,583	3,200,205

Net income (loss)	$(2,103,408)	$651,293	$2,586,156	$3,145,830

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

for the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Partners’ Capital

Partners’ Capital, December 31, 2015	$59,709,922
Net Income (Loss)	2,586,156
Subscriptions	24,424,427
Redemptions	(9,508,697)
Distribution of interest income to feeder funds	(21,667)

Partners’ Capital, June 30, 2016	$77,190,141

Partners’ Capital, December 31, 2014	$38,998,185
Net Income (Loss)	3,145,830
Subscriptions	1,636,080
Redemptions	(5,671,671)
Distribution of interest income to feeder funds	(1,433)

Partners’ Capital, June 30, 2015	$38,106,991

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class for the Partnership and the Master Fund for the three and six months ended June 30, 2016 and 2015 were as follows:

Financial Highlights of the Partnership:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.27)	$0.15	$0.35	$0.71
Net investment loss	(0.13)	(0.12)	(0.32)	(0.30)

Net increase (decrease) for the period	(0.40)	0.03	0.03	0.41
Net asset value per Unit, beginning of period	10.35	8.87	9.92	8.49

Net asset value per Unit, end of period	$9.95	$8.90	$9.95	$8.90

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.1)%	(5.2)%	(5.7)%	(6.0)%

Operating expenses before incentive fees	5.2%	5.2%	5.2%	5.2%
Incentive fees	0.0%	0.1%	0.7%	0.9%

Operating expenses after incentive fees	5.2%	5.3%	5.9%	6.1%

Total return:
Total return before incentive fees	(3.9)%	0.4%	1.0%	5.7%
Incentive fees	0.0%	(0.1)%	(0.7)%	(0.9)%

Total return after incentive fees	(3.9)%	0.3%	0.3%	4.8%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees if applicable).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital, and includes the income and expenses allocated from the Master Fund.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master Fund:

Ratios to average net assets for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015

Ratios to average net assets:*

Net investment income (loss)**	(0.0)	% ***	(0.4)%	0.0	% ***	(0.3)%

Operating expenses before expense reimbursements	0.2%		0.6%	0.2%		0.4%
Expense reimbursements	(0.0)	***	(0.2)	(0.0)	***	(0.1)

Operating expenses after expense reimbursements	0.2%		0.4%	0.2%		0.3%

Total return	(2.7)%		1.6%	3.6%		8.1%

*	Annualized.
**	Interest income less total expenses.
***	Due to rounding.

The above ratios and the return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

4.	Financial Instruments through the Partnership’s Investment in Affiliated Master Fund:

The Master Fund, and indirectly the Partnership, trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts allocated from Cambridge Master Fund” from one period to the next in the Statements of Income and Expenses. The Master Fund’s contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Master Fund does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Master Fund’s Statements of Income and Expenses.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The U.S. Treasury bills, futures, forwards and options traded by the Partnership, indirectly through its investment in the Master Fund, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

5.	Trading Activities:

The Partnership’s objective, through its investment in the Master Fund, is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Master Fund will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategies. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The monthly average notional values of currency forward contracts traded during the three and six months ended June 30, 2016 and 2015 were $3,679,293,148 and $3,563,375,423, and $3,633,929,625 and $2,571,910,590, respectively.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

June 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Forwards	$16,982,022	$(14,357,241)	$2,624,781	$-	$-	$2,624,781

Total assets	$16,982,022	$(14,357,241)	$2,624,781	$-	$-	$2,624,781

Liabilities
Forwards	$(14,357,241)	$14,357,241	$-	$-	$-	$-

Total liabilities	$(14,357,241)	$14,357,241	$-	$-	$-	$-

Net fair value						$2,624,781	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Forwards	$10,602,087	$(10,602,087)	$-	$-	$-	$-

Total assets	$10,602,087	$(10,602,087)	$-	$-	$-	$-

Liabilities
Forwards	$(10,860,112)	$10,602,087	$(258,025)	$-	$-	$(258,025)

Total liabilities	$(10,860,112)	$10,602,087	$(258,025)	$-	$-	$(258,025)

Net fair value						$(258,025)	*

*

In the event of default by the Master Fund, MS&Co., the Master Fund’s commodity futures broker and the sole counterparty to the Master Fund’s off exchange-traded contracts, as applicable, has the right to offset the Master Fund’s obligation with the Master Fund’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master Fund is exposed to the amount shown in the Master Fund’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016

Assets
Forward Contracts

Currencies	$16,982,022

Total unrealized appreciation on open forward contracts	16,982,022

Liabilities
Forward Contracts

Currencies	(14,357,241)

Total unrealized depreciation on open forward contracts	(14,357,241)

Net unrealized appreciation on open forward contracts	$2,624,781	*

*	This amount is in “Net unrealized appreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

	December 31, 2015

Assets
Forward Contracts

Currencies	$10,602,087

Total unrealized appreciation on open forward contracts	10,602,087

Liabilities
Forward Contracts

Currencies	(10,860,112)

Total unrealized depreciation on open forward contracts	(10,860,112)

Net unrealized depreciation on open forward contracts	$(258,025)	*

*	This amount is in “Net unrealized depreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,

Sector	2016		2015		2016		2015

Currencies	$(2,101,071)		$688,062		$2,578,583		$3,200,205

Total	$(2,101,071)	**	$688,062	**	$2,578,583	**	$3,200,205	**

**	This amount is in “Total trading results” in the Master Fund’s Statements of Income and Expenses.

6.	Fair Value Measurements:

The Master Fund’s Fair Value Measurements: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Forwards	$16,982,022		$16,982,022	$-
U.S. Treasury bills	58,964,549		58,964,549	-

Total Assets	$75,946,571	$-	$75,946,571	$-

Liabilities
Forwards	$14,357,241		$14,357,241	$-

Total Liabilities	$14,357,241	$-	$14,357,241	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Forwards	$10,602,087	$-	$10,602,087	$-
U.S. Treasury bills	49,496,752	-	49,496,752	-

Total Assets	$60,098,839	$-	$60,098,839	$-

Liabilities
Forwards	$10,860,112	$-	$10,860,112	$-

Total Liabilities	$10,860,112	$-	$10,860,112	$-

7.	Subsequent Events:

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, 100% of assets was allocated to the Currency market.

Liquidity: The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

As of June 30, 2016, approximately 100% of the Partnership’s total investment exposure through its investments in the Master Fund is forward contracts which are off-exchange traded.

Capital Resources: The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only asset is its investment in the Master Fund. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations: The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Results of Operations:

General: Cambridge employs a series of systematic proprietary decision tools to identify trading opportunities in the global currency markets. The process combines three types of trading strategies: a systematic technical strategy, a systematic fundamental strategy and a Market Information Strategy. These trading tools are utilized in a set of systematic strategies which are combined into investment portfolios and are designed to perform across diverse market environments. The Systematic Fundamental Strategy is used in the Asian currency section of the Cambridge portfolios and reflects a predetermined set of positions designed to reflect “market” views on the relative attractiveness of Asian currencies versus the US dollar. Assets are allocated to the Systematic Fundamental Strategy based on a proprietary measure of volatility in the global currency markets (in highly volatile markets the allocation is reduced and when volatility is low the allocation is increased). The Market Information Strategy leverages the experience and global network of the portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2016

The Partnership recorded total trading results including interest income totaling $(336,967) and expenses totaling $161,060, resulting in net loss of $498,027 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit decreased from $10.35 at March 31, 2016 to $9.95 at June 30, 2016.

During the second quarter, the Partnership posted a loss in net asset value due to positions within the currency sector. The most significant losses were experienced during May from long positions in the New Zealand dollar and Thai baht versus the U.S. dollar as the relative value of the U.S. dollar rallied amid increased speculation of a June interest rate hike by the U.S. Federal Reserve. Additional losses during May were incurred from positions in the Philippine peso, Indonesian rupiah, and Turkish lira. Elsewhere, losses were incurred during April from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar slid lower on the release of weaker-than-expected economic figures in the U.S. The yen was boosted further against the U.S. dollar after Bank of Japan officials decided against additional monetary easing. A portion of the Partnership’s losses for the quarter was offset by gains from positions in the Australian dollar, Chinese renminbi, and Hungarian forint.

The Partnership recorded total trading results including interest income totaling $503,840 and expenses totaling $424,838 resulting in a net income of $79,002 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit increased from $9.92 at December 31, 2015 to $9.95 at June 30, 2016.

During the first six months of the year, the Partnership posted a gain in net asset value due to trading within the currency sector. The most significant gains were experienced throughout the first quarter from long positions in the Brazilian real versus the U.S. dollar as the real advanced amid speculation that a corruption scandal will lead to the downfall of Brazilian President Dilma Rousseff’s government. Additional gains were experienced from positions in the Philippine peso and Russian ruble. Elsewhere, gains were experienced during February from long positions in the Polish zloty versus the U.S. dollar as the zloty advanced after dovish comments from other central banks in Central Europe made Polish assets look relatively more attractive. A portion of the Partnership’s gains during the first six months of the year was offset by losses from positions in the Japanese yen, Korean won, and New Zealand dollar.

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

The futures, forwards and options on such contracts traded by the Partnership and the Master Fund and U.S. Treasury bills held involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s and the Master Fund’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date. U.S. Treasury bills are fair valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

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

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s and the Master Fund’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s and the Master Fund’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s and Cambridge Master Fund’s experience to date as discussed under the “Partnership’s and the Master Fund’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

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

The Partnership and the Master Fund account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and the Master Fund’s open positions are directly reflected in the Partnership’s and the Master Fund’s earnings and cash flow. The Partnership’s and the Master Fund’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership and the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Master Fund’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership and the Master Fund could result in actual trading or non-trading losses far beyond the indicated Value at Risk of the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Master Fund’s losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Master Fund’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Master Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015, respectively. All open position trading risk exposure of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of June 30, 2016, the Master Fund’s total capitalization was $77,190,141 and the Partnership owned approximately 15.67% of the Master Fund. The Partnership invests substantially all its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2016 was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$36,013,969	46.66%	$40,764,247	$19,579,219	$27,023,361

Total	$36,013,969	46.66%

* Average of month-end Value at Risk.

As of December 31, 2015, the Master Fund’s total capitalization was $59,709,922 and the Partnership owned approximately 22.67% of the Master Fund. The Partnership invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2015 was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

*Average of month-end Value at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

Non-Trading Risk:

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures:

The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Qualitative Disclosures Regarding Means of Managing Risk Exposure:

The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the commodity trading advisors and by daily monitoring of their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

Changes in Internal Control over Financial Reporting:

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls:

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	28,269.692	$10.23	N/A	N/A
May 1, 2016 - May 31, 2016	30,104.855	$9.99	N/A	N/A
June 1, 2016 - June 30, 2016	17,101.856	$9.95	N/A	N/A
	75,476.403	$10.07

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

Item 3.  Defaults Upon Senior Securities — None.

Item 4.  Mine Safety Disclosures — Not applicable.

Item 5.  Other Information — None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

By:	Ceres Managed Futures
LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: August 11, 2016