Form 10-Q
period 2016-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY & COMMODITY L.P.
filed 2016-11-10
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-31563

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-4084211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

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

Yes X No

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

Yes    No X

As of October 31, 2016, 1,075,499.476 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Investment in the Master Fund (1), at fair value	$10,575,287	$13,537,489
Cash at bank	1,000	-
Interest receivable	293	598

Total assets	$10,576,580	$13,538,087

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$17,852	$22,647
General Partner fees	14,282	18,118
Management fees	13,389	16,985
Redemptions payable to Limited Partners	226,910	212,677

Total liabilities	272,433	270,427

Partners’ Capital:
General Partner, 12,676.699 and 15,710.066 Units outstanding at September 30, 2016 and December 31, 2015, respectively	116,159	155,804
Limited Partners, 1,111,838.716 and 1,322,204.340 Units outstanding at September 30, 2016 and December 31, 2015, respectively	10,187,988	13,111,856

Total partners’ capital (net asset value)	10,304,147	13,267,660

Total liabilities and partners’ capital	$10,576,580	$13,538,087

Net asset value per Unit	$9.16	$9.92

(1) Defined in Note 1.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master Fund	$5,799	$1,907	$17,594	$2,326

Expenses:
Ongoing placement agent fees	56,257	68,521	185,954	205,679
General Partner fees	45,004	54,817	148,762	164,543
Management fees	42,190	51,391	139,462	154,259
Incentive fees	-	270,499	94,111	386,005

Total expenses	143,451	445,228	568,289	910,486

Net investment income (loss)	(137,652)	(443,321)	(550,695)	(908,160)

Trading Results:
Net gains (losses) on investment in the Master Fund:

Net realized gains (losses) on closed contracts allocated from the Master Fund	(283,273)	1,552,445	(316,114)	3,755,887
Net change in unrealized gains (losses) on open contracts allocated from the Master Fund	(508,067)	425,613	16,819	(658,036)

Total trading results	(791,340)	1,978,058	(299,295)	3,097,851

Net income (loss)	$(928,992)	$1,534,737	$(849,990)	$2,189,691

Net income (loss) per Unit*	$(0.79)	$1.04	$(0.76)	$1.45

Weighted average number of Units outstanding	1,169,783.752	1,458,295.164	1,243,993.288	1,523,729.466

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total

Partners’ Capital, December 31, 2015	1,337,914.406	$ 13,111,856	$ 155,804	$ 13,267,660
Net income (loss)	-	(840,527)	(9,463)	(849,990)
Redemptions	(213,398.991)	(2,083,341)	(30,182)	(2,113,523)

Partners’ Capital, September 30, 2016	1,124,515.415	$ 10,187,988	$ 116,159	$ 10,304,147

Partners’ Capital, December 31, 2014	1,621,228.967	$ 13,623,087	$ 146,244	$ 13,769,331
Net income (loss)	-	2,164,704	24,987	2,189,691
Redemptions	(203,741.987)	(1,847,624)	(15,000)	(1,862,624)

Partners’ Capital, September 30, 2015	1,417,486.980	$ 13,940,167	$ 156,231	$ 14,096,398

See accompanying notes to these financial statements.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments through the Partnership’s Investment in Affiliated Master Fund”). The Futures Interests that are indirectly traded by the Partnership through its investment in Cambridge Master Fund L.P. (the “Master Fund”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Technical L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

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

During the reporting periods ended September 30, 2016 and 2015, the Master Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master Fund also deposits a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A. Individual and pooled accounts currently managed by the Trading Advisor, including the Partnership, are permitted to be limited partners of the Master Fund. The General Partner and the Trading Advisor believe that trading though this “master/feeder” structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

As of September 30, 2016 and December 31, 2015, the Partnership owned approximately 14.6% and 22.7% of the Master Fund, respectively. It is the Partnership’s intention to continue to invest in the Master Fund. The performance of the Partnership is directly affected by the performance of the Master Fund.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment. The Partnership carries its affiliated investment in the Master Fund at fair value based on the Master Fund’s net asset value as calculated by the Master Fund. The valuation of the Master Fund’s investments including the classification within the fair value hierarchy of the investments held by the Master Fund are described in Note 6, “Fair Value Measurements.”

Master Fund’s Investments. All commodity interests of the Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master Fund’s Statements of Income and Expenses.

Master Fund’s Cash. The Master Fund’s cash includes cash denominated in foreign currencies of $840 and $817 as of September 30, 2016 and December 31, 2015, respectively. The cost of foreign currencies was $880 and $863 as of September 30, 2016 and December 31, 2015, respectively. The Master Fund’s margin requirement of $39,523,300 and $23,516,491 as of September 30, 2016 and December 31, 2015, respectively was met from a combination of cash margin of 1) U.S. Treasury bills held at MS&Co. and 2) cash margin held at MS&Co. of $23,335,589 and $10,495,462 as of September 30, 2016 and December 31, 2015, respectively, as applicable.

Fair Value Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit. Net income (loss) per Unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946 “Financial Services — Investment Companies.” See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017 and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification. Certain prior year amounts have been reclassified to conform to current year presentation. The Master Fund’s amounts previously reported as cash overdraft of $13,021,029 as of December 31, 2015 is now included with cash margin in the Master Fund’s Statements of Financial Condition.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 and Statements of Income and Expenses for the three and nine months ended September 30, 2016 and 2015 and Changes in Partners’ Capital for the nine months ended September 30, 2016 and 2015 are presented below:

Cambridge Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $49,973,125 and $49,492,685 at September 30, 2016 and December 31, 2015, respectively)	$49,967,073	$49,496,752
Cash margin	23,335,589	10,495,462

Total equity in trading account	73,302,662	59,992,214

Cash at bank	412	-
Expense reimbursements	969	190

Total assets	$73,304,043	$59,992,404

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$932,030	$258,025
Accrued expenses:
Professional fees	27,174	24,457

Total liabilities	959,204	282,482

Partners’ Capital:
General Partner	-	-
Limited Partners	72,344,839	59,709,922

Total partners’ capital (net asset value)	72,344,839	59,709,922

Total liabilities and partners’ capital	$73,304,043	$59,992,404

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Condensed Schedules of Investments

September 30, 2016

(Unaudited)

					% of Partners’
			Notional ($)	Fair Value	Capital
Unrealized Appreciation on Open Forward Contracts

Currencies			$871,319,157	$8,243,605	11.39%

Total unrealized appreciation on open forward contracts				8,243,605	11.39

Unrealized Depreciation on Open Forward Contracts

Currencies			$1,124,643,579	(9,175,635)	(12.68)

Total unrealized depreciation on open forward contracts				(9,175,635)	(12.68)

Net unrealized depreciation on open forward contracts				$(932,030)	(1.29)%

U.S. Government Securities

					% of Partners’
Face Amount	Maturity Date	Description		Fair Value	Capital
$ 50,000,000	12/29/2016	U.S. Treasury bills, 0.215%* (Amortized cost of $49,973,125)		$49,967,073	69.07%

* Liquid non-cash held as collateral.

December 31, 2015

					% of Partners’
			Notional ($)	Fair Value	Capital
Unrealized Appreciation on Open Forward Contracts

Currencies			$862,295,211	$10,602,087	17.76%

Total unrealized appreciation on open forward contracts				10,602,087	17.76

Unrealized Depreciation on Open Forward Contracts

Currencies			$840,603,701	(10,860,112)	(18.19)

Total unrealized depreciation on open forward contracts				(10,860,112)	(18.19)

Net unrealized depreciation on open forward contracts				$(258,025)	(0.43)%

U.S. Government Securities

					% of Partners’
Face Amount	Maturity Date	Description		Fair Value	Capital
$ 49,500,000	1/21/2016	U.S. Treasury bills, 0.019%* (Amortized cost of $49,492,685)		$49,496,752	82.90%

* Liquid non-cash held as collateral.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Investment Income:
Interest income	$41,057	$5,255	$113,589	$6,688

Expenses:
Clearing fees	32,309	18,868	69,850	53,393
Professional fees	20,103	23,439	61,146	74,647

Total expenses	52,412	42,307	130,996	128,040
Expense reimbursements	(7,528)	(14,967)	(21,153)	(44,892)

Net expenses	44,884	27,340	109,843	83,148

Net investment income (loss)	(3,827)	(22,085)	3,746	(76,460)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,935,196)	4,293,339	(2,239,417)	10,568,728
Net change in unrealized gains (losses) on open contracts	(3,556,803)	1,300,491	(673,999)	(1,774,693)

Total trading results	(5,491,999)	5,593,830	(2,913,416)	8,794,035

Net income (loss)	$(5,495,826)	$5,571,745	$(2,909,670)	$8,717,575

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Partners’
Capital

Partners’ Capital, December 31, 2015	$59,709,922
Net Income (Loss)	(2,909,670)
Subscriptions	32,274,427
Redemptions	(16,699,923)
Distribution of interest income to feeder funds	(29,917)

Partners’ Capital, September 30, 2016	$72,344,839

Partners’ Capital, December 31, 2014	$38,998,185
Net Income (Loss)	8,717,575
Subscriptions	2,019,247
Redemptions	(9,402,419)
Distribution of interest income to feeder funds	(1,523)

Partners’ Capital, September 30, 2015	$40,331,065

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the Partnership and the Master Fund for the three and nine months ended September 30, 2016 and 2015 were as follows:

 Financial Highlights of the Partnership:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.67)	$1.35	$(0.32)	$2.05
Net investment loss	(0.12)	(0.31)	(0.44)	(0.60)

Net increase (decrease) for the period	(0.79)	1.04	(0.76)	1.45
Net asset value per Unit, beginning of period	9.95	8.90	9.92	8.49

Net asset value per Unit, end of period	$9.16	$9.94	$9.16	$9.94

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.0)%	(7.0)%	(5.8)%	(7.9)%

Operating expenses before incentive fees	5.2%	5.0%	5.2%	5.1%
Incentive fees	- %	2.0%	0.8%	2.8%

Operating expenses after incentive fees	5.2%	7.0%	6.0%	7.9%

Total return:
Total return before incentive fees	(7.9)%	13.7%	(6.9)%	19.9%
Incentive fees	- %	(2.0)%	(0.8)%	(2.8)%

Total return after incentive fees	(7.9)%	11.7%	(7.7)%	17.1%

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master Fund:

Ratios to average net assets for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016		2015	2016		2015

Ratios to average net assets:*

Net investment income (loss)**	(0.0)	%***	(0.3)%	0.0	%***	(0.3)%

Operating expenses before expense reimbursements	0.3%		0.4%	0.2		0.4%
Expense reimbursements	(0.1)		(0.1)	0.0	***	(0.1)

Operating expenses after expense reimbursements	0.2%		0.3%	0.2%		0.3%

Total return	(6.8)%		14.7%	(3.4)		24.0%

*	Annualized.
**	Interest income less total expenses.
***	Due to rounding.

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

The monthly average notional values of currency forward contracts traded during the three and nine months ended September 30, 2016 and 2015 were $4,117,410,931 and $2,260,334,402, and $3,748,053,926 and $2,468,051,861, respectively.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
September 30, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Forwards	$8,243,605	$(8,243,605)	$-	$-	$-	$-

Total assets	$8,243,605	$(8,243,605)	$-	$-	$-	$-

Liabilities
Forwards	$(9,175,635)	$8,243,605	$(932,030)	$-	$-	$(932,030)

Total liabilities	$(9,175,635)	$8,243,605	$(932,030)	$-	$-	$(932,030)

Net fair value						$(932,030)	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Forwards	$10,602,087	$(10,602,087)	$-	$-	$-	$-

Total assets	$10,602,087	$(10,602,087)	$-	$-	$-	$-

Liabilities
Forwards	$(10,860,112)	$10,602,087	$(258,025)	$-	$-	$(258,025)

Total liabilities	$(10,860,112)	$10,602,087	$(258,025)	$-	$-	$(258,025)

Net fair value						$(258,025)	*

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

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016

Assets
Forward Contracts

Currencies	$8,243,605

Total unrealized appreciation on open forward contracts	8,243,605

Liabilities
Forward Contracts

Currencies	(9,175,635)

Total unrealized depreciation on open forward contracts	(9,175,635)

Net unrealized depreciation on open forward contracts	$(932,030)	*

*	This amount is in “Net unrealized depreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

	December 31, 2015

Assets
Forward Contracts

Currencies	$10,602,087

Total unrealized appreciation on open forward contracts	10,602,087

Liabilities
Forward Contracts

Currencies	(10,860,112)

Total unrealized depreciation on open forward contracts	(10,860,112)

Net unrealized depreciation on open forward contracts	$(258,025)	*

*	This amount is in “Net unrealized depreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,

Sector	2016		2015		2016		2015

Currencies	$(5,491,999)		$5,593,830		$(2,913,416)		$8,794,035

Total	$(5,491,999)	*	$5,593,830	*	$(2,913,416)	*	$8,794,035	*

*	This amount is in “Total trading results” in the Master Fund’s Statements of Income and Expenses.

6.	Fair Value Measurements:

The Master Fund’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Forwards	$8,243,605	$-	$8,243,605	$-
U.S. Treasury bills	49,967,073	-	49,967,073	-

Total Assets	$58,210,678	$-	$58,210,678	$-

Liabilities
Forwards	$9,175,635	$-	$9,175,635	$-

Total Liabilities	$9,175,635	$-	$9,175,635	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Forwards	$10,602,087	$-	$10,602,087	$-
U.S. Treasury bills	49,496,752	-	49,496,752	-

Total Assets	$60,098,839	$-	$60,098,839	$-

Liabilities
Forwards	$10,860,112	$-	$10,860,112	$-

Total Liabilities	$10,860,112	$-	$10,860,112	$-

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective November 1, 2016, the Partnership changed its name from Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. to Ceres Tactical Currency L.P.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, interest receivable and cash. The Master Fund does not engage in sales of goods or services. The Master Fund’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co., cash margin, expense reimbursements, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income and redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership capital decreased 22.3% from $13,267,660 to $10,304,147. This decrease was attributable to redemptions of 210,365.624 Limited Partners Units totaling $2,083,341 and redemptions of 3,033.367 General Partner Units totaling $30,182, coupled with a net loss of $849,990. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the financial statements.

The Partnership and the Master Fund record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized trading gains (losses) in the Statements of Income and Expenses.

Results of Operations

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades indirectly are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts allocated from the Master Fund” on open contracts, and recorded as “Net realized gains (losses) on closed contracts allocated from the Master Fund”, when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the third quarter of 2016, the Partnership’s net asset value per Unit decreased 7.9% from $9.95 to $9.16 as compared to a increase of 11.7% during the third quarter of 2015. The Partnership experienced a net trading loss through its investment in the Master Fund before fees and expenses in the third quarter of 2016 of $791,340. Losses were primarily attributable to the Master Fund’s trading in currencies. The Partnership experienced a net trading gain through its investment in the Master Fund before fees and expenses in the third quarter of 2015 of $1,978,058. Gains were primarily attributable to the Master Fund’s trading in currencies.

The most significant losses were experienced during July from short positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian rupee advanced as demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on the South Asian nation’s markets. Additionally, improving liquidity in India’s banking system and the prospect of more monetary easing has also spurred local demand for the Indian rupee. Elsewhere, losses were incurred during August from long positions in the Malaysian ringgit, Hungarian forint, and South African rand versus the U.S. dollar as the relative value of the dollar strengthened amid a brighter outlook for economic growth in the U.S. A portion of the Partnership’s losses for the quarter was offset by gains from positions in the Thai baht, Australian dollar, and Philippine peso.

During the Partnership’s nine months ended September 30, 2016, the Partnership’s net asset value per Unit decreased 7.7% from $9.92 to $9.16 as compared to a increase 17.1% in the nine months ended September 30, 2015. The Partnership experienced a net trading loss through its investment in the Master Fund before fees and expenses in the nine months ended September 30, 2016 of $299,295. Losses were primarily attributable to the Master Fund’s trading of commodity futures in currencies. The Partnership experienced a net trading gain through its investment in the Master Fund before fees and expenses in the nine months ended September 30, 2015 of $3,097,851. Gains were primarily attributable to the Master Fund’s trading of commodity futures in currencies.

The most significant losses were experienced during July from short positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian rupee advanced as demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on the South Asian nation’s markets. Additionally, improving liquidity in India’s banking system and the prospect of more monetary easing has also spurred local demand for the Indian rupee. Elsewhere, losses were incurred during February and April from short positions in the Japanese yen against the U.S. dollar as the yen advanced after Bank of Japan officials decided against additional monetary easing. Elsewhere, losses were incurred throughout the third quarter from positions in the New Zealand dollar and Malaysian ringgit versus the U.S. dollar as the relative value of the dollar strengthened amid a brighter outlook for economic growth in the U.S. A portion of the Partnership’s losses during the first nine months of the year was offset by gains from positions in the Brazilian real, Philippine peso, and Polish zloty.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

All or substantially all of the Partnership’s assets are subject to risk of trading loss through its investment in the Master Fund. The Partnership and the Master Fund are speculative commodity pools. The market sensitive instruments held by the Master Fund are acquired for speculative trading purposes, and all or substantially all of the Master Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master Fund’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Master Fund’s open positions and, consequently, in its earnings and cash balances. The Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Master Fund’s open contracts and the liquidity of the markets in which its trade.

The Master Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master Fund’s past performance is not necessarily indicative of future results.

“Value at Risk” is a measure of the maximum amount which the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master Fund’s speculative trading and the recurrence in the markets traded by the Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master Fund’s losses in any market sector will be limited to Value at Risk or by the Master Fund’s attempts to manage its market risk.

Exchange margin requirements have been used by the Master Fund as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and for the twelve months ended December 31, 2015, respectively. All open position trading risk exposure of the Master Fund has been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Master Fund’s total capitalization was $72,344,839 and the Partnership owned approximately 14.6% of the Master Fund. The Partnership invests substantially all its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2016 was as follows:

September 30, 2016

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$ 39,523,300	54.63%	$ 44,182,579	$ 25,308,351	$ 37,395,914

Total	$ 39,523,300	54.63%

  * Average of month-end Value at Risk.

As of December 31, 2015, the Master Fund’s total capitalization was $59,709,922 and the Partnership owned approximately 22.7% of the Master Fund. The Partnership invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$ 23,516,491	39.38%	$ 26,761,534	$ 5,371,077	$ 15,171,524

Total	$ 23,516,491	39.38%

  * Average of month-end Value at Risk.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors,” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units for sale.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number (or
			(c ) Total Number of	Approximate Dollar
			Units Purchased as Part	Value) of Units that May
	(a) Total Number of	(b) Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Units Purchased *	Paid per Unit **	Plans or Programs	the Plans or Programs
July 1, 2016 - July 31, 2016	19,461.377	$9.57	N/A	N/A
August 1, 2016 - August 31, 2016	21,014.071	$9.32	N/A	N/A
September 1, 2016 - September 30, 2016	24,771.831	$9.16	N/A	N/A
	65,247.279	$9.33

* Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

** Redemptions of Units are effected as of the end of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 3.  Defaults Upon Senior Securities — None.

Item 4.  Mine Safety Disclosures — Not applicable.

Item 5.  Other Information — None.

Item 6.  Exhibits

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3.08	Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2016 (changing its name from Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P. to Ceres Tactical Currency L.P.).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM CURRENCY AND COMMODITY L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016