Form 10-Q
period 2017-03-31
CERES TACTICAL CURRENCY L.P.
filed 2017-05-11
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2017, 921,644.326 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Currency L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets:
Investment in the Master Fund (1) , at fair value	$9,399,647	$9,322,120
Cash at bank	1,000	1,000
Interest receivable	3,634	489

Total assets	$9,404,281	$9,323,609

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$15,198	$16,322
General Partner fees	12,159	13,058
Management fees	11,399	12,242
Redemptions payable to Limited Partners	290,091	186,992

Total liabilities	328,847	228,614

Partners’ Capital:
General Partner, 12,676.699 Units outstanding at March 31, 2017 and December 31, 2016	121,439	112,063
Limited Partners, 934,676.344 and 1,016,152.188 Units outstanding at March 31, 2017 and December 31, 2016, respectively	8,953,995	8,982,932

Total partners’ capital (net asset value)	9,075,434	9,094,995

Total liabilities and partners’ capital	$9,404,281	$9,323,609

Net asset value per Unit	$9.58	$8.84

(1) Defined in Note 1.

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income allocated from the Master Fund	$9,082	$7,057

Expenses:
Ongoing placement agent fees	45,214	66,536
General Partner fees	36,171	53,229
Management fees	33,910	49,902
Incentive fees	-	94,111

Total expenses	115,295	263,778

Net investment loss	(106,213)	(256,721)

Trading Results:
Net gains (losses) on investment in the Master Fund:
Net realized gains on closed contracts allocated from the Master Fund	310,407	365,542
Net change in unrealized gains on open contracts allocated from the Master Fund	531,712	468,208

Total trading results	842,119	833,750

Net income (loss)	$735,906	$577,029

Net income (loss) per Unit*	$0.74	$0.43

Weighted average number of Units outstanding	1,001,786.389	1,322,725.735

  *     Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2016	1,028,828.887	$8,982,932	$112,063	$9,094,995
Net income (loss)	-	726,530	9,376	735,906
Redemptions	(81,475.844)	(755,467)	-	(755,467)

Partners’ Capital, March 31, 2017	947,353.043	$8,953,995	$121,439	$9,075,434

Partners’ Capital, December 31, 2015	1,337,914.406	$13,111,856	$155,804	$13,267,660
Net income (loss)	-	570,174	6,855	577,029
Redemptions	(69,641.942)	(714,225)	-	(714,225)

Partners’ Capital, March 31, 2016	1,268,272.464	$12,967,805	$162,659	$13,130,464

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Currency L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments through the Partnership’s Investment in Affiliated Master Fund”). The Futures Interests that are indirectly traded by the Partnership through its investment in Cambridge Master Fund L.P. (the “Master Fund”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Technical L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Partnership are made by The Cambridge Strategy (Asset Management) Limited (“Cambridge” or “Trading Advisor”).

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s and the Master Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master Fund also deposits a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in the Master Fund, a limited partnership organized under the partnership laws of the State of Delaware. The Master Fund was formed to permit accounts managed now and in the future by Cambridge using Cambridge Asian Markets Alpha Programme and, from October 1, 2013, Cambridge Emerging Markets Alpha Programme, to invest together in one trading vehicle. The General Partner is also the general partner of the Master Fund. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of the Master Fund. The General Partner and Cambridge believe that trading through this “master/feeder” structure should provide efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master Fund are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Partnership owned approximately 18.7% and 16.3% of the Master Fund, respectively. It is the Partnership’s intention to continue to invest in the Master Fund. The performance of the Partnership is directly affected by the performance of the Master Fund.

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

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Master Fund at fair value based on the Master Fund’s net asset value as calculated by the Master Fund. The valuation of the Master Fund’s investments including the classification within the fair value hierarchy of the investments held by the Master Fund are described in Note 6, “Fair Value Measurements.” The Master Fund does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Master Fund’s Statements of Income and Expenses.

Master Fund’s Investments. All Futures Interests of the Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master Fund’s Statements of Income and Expenses.

The Master Fund does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.

Master Fund’s Cash. The Master Fund’s cash includes cash denominated in foreign currencies of $(18) (cost of $25) and $(7) (cost of $36) as of March 31, 2017 and December 31, 2016, respectively.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2017 and December 31, 2016 and Statements of Income and Expenses for the three months ended March 31, 2017 and 2016 and Changes in Partners’ Capital for the three months ended March 31, 2017 and 2016 are presented below:

Cambridge Master Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets:
Equity in trading account:
Cash at MS&Co.	$25,049,085	$38,139,290
Cash margin	23,259,359	20,142,391
Net unrealized appreciation on open forward contracts	1,981,377	-

Total equity in trading account	50,289,821	58,281,681
Cash at bank	1,022	217
Expense reimbursements	932	568

Total assets	$50,291,775	$58,282,466

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$1,094,500
Accrued expenses:
Professional fees	45,851	31,100

Total liabilities	45,851	1,125,600

Partners’ Capital:
General Partner	-	-
Limited Partners	50,245,924	57,156,866

Total partners’ capital (net asset value)	50,245,924	57,156,866

Total liabilities and partners’ capital	$50,291,775	$58,282,466

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Condensed Schedules of Investments

March 31, 2017

(Unaudited)

	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts

Currencies	$962,916,797	$11,670,188	23.22%

Total unrealized appreciation on open forward contracts		11,670,188	23.22

Unrealized Depreciation on Open Forward Contracts

Currencies	$855,364,061	(9,688,811)	(19.28)

Total unrealized depreciation on open forward contracts		(9,688,811)	(19.28)

Net unrealized appreciation on open forward contracts		$1,981,377	3.94%

December 31, 2016

	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts

Currencies	$574,487,744	$10,266,204	17.96%

Total unrealized appreciation on open forward contracts		10,266,204	17.96

Unrealized Depreciation on Open Forward Contracts

Currencies	$606,733,180	(11,360,704)	(19.88)

Total unrealized depreciation on open forward contracts		(11,360,704)	(19.88)

Net unrealized depreciation on open forward contracts		$(1,094,500)	(1.92)%

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$56,460	$42,178

Expenses:
Clearing fees	29,859	18,978
Professional fees	14,945	20,523

Total expenses	44,804	39,501
Expense reimbursements	(7,730)	(7,233)

Net expenses	37,074	32,268

Net investment income	19,386	9,910

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,645,615	2,211,806
Net change in unrealized gains (losses) on open contracts	3,075,877	2,467,848

Total trading results	4,721,492	4,679,654

Net income (loss)	$4,740,878	$4,689,564

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Partners’ Capital

Partners’ Capital, December 31, 2016	$57,156,866
Net income (loss)	4,740,878
Redemptions	(11,595,360)
Distribution of interest income to feeder funds	(56,460)

Partners’ Capital, March 31, 2017	$50,245,924

Partners’ Capital, December 31, 2015	$59,709,922
Net income (loss)	4,689,564
Subscriptions	22,974,427
Redemptions	(2,313,559)
Distribution of interest income to feeder funds	(13,276)

Partners’ Capital, March 31, 2016	$85,047,078

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

Financial Highlights of the Partnership:

	For the Three Months Ended March 31,
	2017	2016

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.85	$0.63
Net investment loss	(0.11)	(0.20)

Net increase (decrease) for the period	0.74	0.43
Net asset value per Unit, beginning of period	8.84	9.92

Net asset value per Unit, end of period	$9.58	$10.35

	For the Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.8)%	(5.6)%

Operating expenses before incentive fees	5.2%	5.1%
Incentive fees	-%	0.8%

Operating expenses after incentive fees	5.2%	5.9%

Total return:
Total return before incentive fees	8.4%	5.1%
Incentive fees	-%	(0.8)%

Total return after incentive fees	8.4%	4.3%

*	Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.
**	Annualized (except for incentive fees if applicable).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average limited partners’ capital, and includes the income and expenses allocated from the Master Fund.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master Fund:

Ratios to average net assets for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016

Ratios to Average Limited Partners’ Capital*:
Net investment income (loss)**	0.1%	0.1%

Operating expenses before expense reimbursements	0.3%	0.2%
Expense reimbursements	(0.1)	(0.0) ***

Operating expenses after expense reimbursements	0.2%	0.2%

Total return:	9.7%	7.0%

*	Annualized.
**	Interest income less total expenses.
***	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

4.	Financial Instruments through the Partnership’s Investment in the Master Fund:

The Master Fund, and indirectly the Partnership, trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts allocated from the Master Fund” from one period to the next in the Statements of Income and Expenses. The Master Fund’s contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The U.S. Treasury bills and Futures Interests traded by the Partnership, indirectly through its investment in the Master Fund, involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange traded forward currency contracts are settled upon termination of the contract. Gains and losses on non-exchange traded forward currency option contracts are settled on an agreed-upon settlement date.

In the ordinary course of business, the Partnership, indirectly through its investment in the Master Fund, enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s and Master Fund’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership and the Master Fund. The Partnership and Master Fund consider the risk of any future obligation relating to these indemnifications to be remote.

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

All of the Futures Interests owned by the Master Fund are held for trading purposes. The monthly average notional values of currency forward contracts traded by the Master Fund during the three months ended March 31, 2017 and 2016 were $2,967,861,818 and $3,447,457,698, respectively.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Forwards	$11,670,188	$(9,688,811)	$1,981,377	$-	$-	$1,981,377

Total assets	$11,670,188	$(9,688,811)	$1,981,377	$-	$-	$1,981,377

Liabilities
Forwards	$(9,688,811)	$9,688,811	$-	$-	$-	$-

Total liabilities	$(9,688,811)	$9,688,811	$-	$-	$-	$-

Net fair value						$1,981,377	*

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$10,266,204	$(10,266,204)	$-	$-	$-	$-

Total assets	$10,266,204	$(10,266,204)	$-	$-	$-	$-

Liabilities
Forwards	$(11,360,704)	$10,266,204	$(1,094,500)	$-	$-	(1,094,500)

Total liabilities	$(11,360,704)	$10,266,204	$(1,094,500)	$-	$-	$(1,094,500)

Net fair value						$(1,094,500)	*

*	In the event of default by the Master Fund, MS&Co., the Master Fund’s commodity futures broker and the sole counterparty to the Master Fund’s non-exchange traded contracts, as applicable, has the right to offset the Master Fund’s obligation with the Master Fund’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master Fund is exposed to the amount shown in the Master Fund’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of forward contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017

Assets
Forward Contracts

Currencies	$11,670,188

Total unrealized appreciation on open forward contracts	11,670,188

Liabilities
Forward Contracts

Currencies	(9,688,811)

Total unrealized depreciation on open forward contracts	(9,688,811)

Net unrealized appreciation on open forward contracts	$1,981,377	*

*	This amount is in “Net unrealized appreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

	December 31, 2016

Assets
Forward Contracts

Currencies	$10,266,204

Total unrealized appreciation on open forward contracts	10,266,204

Liabilities
Forward Contracts

Currencies	(11,360,704)

Total unrealized depreciation on open forward contracts	(11,360,704)

Net unrealized depreciation on open forward contracts	$(1,094,500)	*

*	This amount is in “Net unrealized depreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,

Sector	2017		2016

Currencies	$4,721,492		$4,679,654

Total	$4,721,492	*	$4,679,654	*

*	This amount is in “Total trading results” in the Master Fund’s Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Master Fund considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3

Assets
Forwards	$11,670,188	$-	$11,670,188	$-

Total assets	$11,670,188	$-	$11,670,188	$-

Liabilities
Forwards	$9,688,811	-	$9,688,811	$-

Total liabilities	$9,688,811	$-	$9,688,811	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Forwards	$10,266,204	$-	$10,266,204	$-

Total assets	$10,266,204	$-	$10,266,204	$-

Liabilities
Forwards	$11,360,704	$-	$11,360,704	$-

Total liabilities	$11,360,704	$-	$11,360,704	$-

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, interest receivable and cash. The Master Fund does not engage in sales of goods or services. The Master Fund’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co., cash margin, subscription receivable, expense reimbursements, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Master Fund’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master Fund from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Master Fund from trading in potentially profitable markets or prevent the Master Fund from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by income (loss) from its investment in the Master Fund, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital decreased 0.2% from $9,094,995 to $9,075,434. This decrease was attributable to redemptions of 81,475.844 Limited Partners Units totaling $755,467, coupled with a net income of $735,906 Future redemptions can impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

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

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized trading gains (losses) in the Statements of Income and Expenses.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades indirectly are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts allocated from the Master Fund” on open contracts, and recorded as “Net realized gains (losses) on closed contracts allocated from the Master Fund,” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s first quarter of 2017, the Partnership’s net asset value per Unit increased 8.4% from $8.84 to $9.58 as compared to an increase of 4.3% during the first quarter of 2016. The Partnership through its investment in the Master Fund experienced a net trading gain before fees and expenses in the first quarter of 2017 of $842,119. Gains were primarily attributable to the Master Fund’s trading in currencies. The Partnership, through its investment in the Master Fund, experienced a net trading gain before fees and expenses in the first quarter 2016 of $833,750. Gains were primarily attributable to the Master Fund’s trading in currencies.

The most significant gains were experienced during March from long positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian rupee advanced after Prime Minister Narendra Modi’s resounding victory in state elections boosted expectations for a continuation of his reform agenda. The Indian currency was boosted further amid speculation the Reserve Bank of India will not lower interest rates. Elsewhere, gains were experienced throughout the first quarter from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the U.S. dollar moved lower amid increased uncertainty of future U.S. fiscal policy and warnings on the negative effect protectionist policies could have on the U.S. economy. Additional gains during the quarter were recorded from positions in the Taiwan dollar and Russian ruble. A portion of the Partnership’s gains for the quarter was offset by losses from positions in the Turkish lira, Japanese yen, and Mexican peso.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

All or substantially all of the Partnership’s assets are subject to risk of trading loss through its investment in the Master Fund. The Partnership and the Master Fund are speculative commodity pools. The market sensitive instruments held by the Master Fund are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master Fund. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master Fund’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposure of the Master Fund has been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Master Fund’s total capitalization was $50,245,924 and the Partnership owned approximately 18.7% of the Master Fund. The Partnership invests substantially all its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2017 was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,259,359	46.29%	$28,211,500	$19,936,667	$25,676,142

Total	$23,259,359	46.29%

*  Average of month-end Value at Risk.

As of December 31, 2016, the Master Fund’s total capitalization was $57,156,866 and the Partnership owned approximately 16.3% of the Master Fund. The Partnership invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$20,142,391	35.24%	$44,182,579	$15,170,546	$28,591,831

Total	$20,142,391	35.24%

*  Annual average of month-end Value at Risk.

Item 4.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units for sale.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	29,932.576	$8.92	N/A	N/A
February 1, 2017 - February 28, 2017	21,262.341	$9.33	N/A	N/A
March 1, 2017 - March 31, 2017	30,280.927	$9.58	N/A	N/A
	81,475.844	$9.27

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

Item 3.  Defaults Upon Senior Securities. — None.

Item 4.  Mine Safety Disclosures. — Not applicable.

Item 5.  Other Information. — None.

Item 6.  Exhibits.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.