Form 10-Q
period 2017-06-30
CERES TACTICAL CURRENCY L.P.
filed 2017-08-10
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes       No X

As of July 31, 2017, 865,283.587 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Currency L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Master Fund (1), at fair value	$8,864,011	$9,322,120
Cash at bank	1,000	1,000
Interest receivable	4,302	489

Total assets	$8,869,313	$9,323,609

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$14,710	$16,322
General Partner fees	11,767	13,058
Management fees	11,032	12,242
Redemptions payable to Limited Partners	212,653	186,992

Total liabilities	250,162	228,614

Partners’ Capital:
General Partner, 11,123.904 and 12,676.699 Units outstanding at June 30, 2017 and December 31, 2016, respectively	107,499	112,063
Limited Partners, 880,721.407 and 1,016,152.188 Units outstanding at June 30, 2017 and December 31, 2016, respectively	8,511,652	8,982,932

Total partners’ capital (net asset value)	8,619,151	9,094,995

Total liabilities and partners’ capital	$8,869,313	$9,323,609

Net asset value per Unit	$9.66	$8.84

(1) Defined in Note 1.

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master Fund	$12,358	$4,738	$21,440	$11,795

Expenses:
Ongoing placement agent fees	44,791	63,161	90,005	129,697
General Partner fees	35,832	50,529	72,003	103,758
Management fees	33,593	47,370	67,503	97,272
Incentive fees	-	-	-	94,111

Total expenses	114,216	161,060	229,511	424,838

Net investment loss	(101,858)	(156,322)	(208,071)	(413,043)

Trading Results:
Net gains (losses) on investment in the Master Fund:
Net realized gains (losses) on closed contracts allocated from the Master Fund	394,620	(398,383)	705,027	(32,841)
Net change in unrealized gains (losses) on open contracts allocated from the Master Fund	(213,622)	56,678	318,090	524,886

Total trading results	180,998	(341,705)	1,023,117	492,045

Net income (loss)	$79,140	$(498,027)	$815,046	$79,002

Net income (loss) per Unit*	$0.08	$(0.40)	$0.82	$0.03

Weighted average number of Units outstanding	931,844.378	1,239,391.051	966,815.384	1,281,098.056

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2016	1,028,828.887	$8,982,932	$112,063	$9,094,995
Net income (loss)	-	804,610	10,436	815,046
Redemptions - Limited Partners	(135,430.781)	(1,275,890)	-	(1,275,890)
Redemptions - General Partner	(1,552.795)	-	(15,000)	(15,000)

Partners’ Capital, June 30, 2017	891,845.311	$8,511,652	$107,499	$8,619,151

Partners’ Capital, December 31, 2015	1,337,914.406	$13,111,856	$155,804	$13,267,660
Net income (loss)	-	78,448	554	79,002
Redemptions - Limited Partners	(145,118.345)	(1,474,335)	-	(1,474,335)
Redemptions - General Partner	(3,033.367)	-	(30,182)	(30,182)

Partners’ Capital, June 30, 2016	1,189,762.694	$11,715,969	$126,176	$11,842,145

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Currency L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments through the Partnership’s Investment in the Master Fund”). The Futures Interests that are indirectly traded by the Partnership through its investment in Cambridge Master Fund L.P. (the “Master Fund”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Technical L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Strategic L.P.

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s and the Master Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master Fund also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Partnership owned approximately 19.7% and 16.3% of the Master Fund, respectively. It is the Partnership’s intention to continue to invest in the Master Fund. The performance of the Partnership is directly affected by the performance of the Master Fund.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and the differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Master Fund at fair value based on the Master Fund’s net asset value as calculated by the Master Fund. The valuation of the Master Fund’s investments, including the classification within the fair value hierarchy of the investments held by the Master Fund, are described in Note 6, “Fair Value Measurements.”

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

Master Fund’s Cash. The Master Fund’s cash includes cash denominated in foreign currencies of $(50) (proceeds of $7) and $(7) (cost of $36) as of June 30, 2017 and December 31, 2016, respectively.

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

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2017 and December 31, 2016, Statements of Income and Expenses for the three and six months ended June 30, 2017 and 2016 and Changes in Partners’ Capital for the six months ended June 30, 2017 and 2016 are presented below:

Cambridge Master Fund L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Equity in trading account:
Unrestricted cash	$21,431,916	$38,139,290
Restricted cash	22,777,152	20,142,391
Net unrealized appreciation on open forward contracts	912,094	-

Total equity in trading account	45,121,162	58,281,681
Cash at bank	825	217
Expense reimbursements	979	568

Total assets	$45,122,966	$58,282,466

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$1,094,500
Accrued expenses:
Professional fees	39,161	31,100

Total liabilities	39,161	1,125,600

Partners’ Capital:
General Partner	-	-
Limited Partners	45,083,805	57,156,866

Total partners’ capital (net asset value)	45,083,805	57,156,866

Total liabilities and partners’ capital	$45,122,966	$58,282,466

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Condensed Schedules of Investments

June 30, 2017

(Unaudited)

	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Currencies	$602,833,618	$6,166,996	13.68%

Total unrealized appreciation on open forward contracts		6,166,996	13.68

Unrealized Depreciation on Open Forward Contracts
Currencies	$570,270,163	(5,254,902)	(11.66)

Total unrealized depreciation on open forward contracts		(5,254,902)	(11.66)

Net unrealized appreciation on open forward contracts		$912,094	2.02%

December 31, 2016

	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Currencies	$574,487,744	$10,266,204	17.96%

Total unrealized appreciation on open forward contracts		10,266,204	17.96

Unrealized Depreciation on Open Forward Contracts
Currencies	$606,733,180	(11,360,704)	(19.88)

Total unrealized depreciation on open forward contracts		(11,360,704)	(19.88)

Net unrealized depreciation on open forward contracts		$(1,094,500)	(1.92	) %

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$69,536	$30,354	$125,996	$72,532

Expenses:
Clearing fees	16,519	18,563	46,378	37,541
Professional fees	14,947	20,520	29,892	41,043

Total expenses	31,466	39,083	76,270	78,584
Expense reimbursements	(6,062)	(6,392)	(13,792)	(13,625)

Net expenses	25,404	32,691	62,478	64,959

Net investment income (loss)	44,132	(2,337)	63,518	7,573

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,007,207	(2,516,027)	3,652,822	(304,221)
Net change in unrealized gains (losses) on open contracts	(1,069,283)	414,956	2,006,594	2,882,804

Total trading results	937,924	(2,101,071)	5,659,416	2,578,583

Net income (loss)	$982,056	$(2,103,408)	$5,722,934	$2,586,156

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Partners’ Capital
Partners’ Capital, December 31, 2016	$57,156,866
Net income (loss)	5,722,934
Redemptions	(17,669,999)
Distribution of interest income to feeder funds	(125,996)

Partners’ Capital, June 30, 2017	$45,083,805

Partners’ Capital, December 31, 2015	$59,709,922
Net income (loss)	2,586,156
Subscriptions	24,424,427
Redemptions	(9,508,697)
Distribution of interest income to feeder funds	(21,667)

Partners’ Capital, June 30, 2016	$77,190,141

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

Financial Highlights of the Partnership:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.19	$(0.27)	$1.04	$0.35
Net investment loss	(0.11)	(0.13)	(0.22)	(0.32)

Net increase (decrease) for the period	0.08	(0.40)	0.82	0.03
Net asset value per Unit, beginning of period	9.58	10.35	8.84	9.92

Net asset value per Unit, end of period	$9.66	$9.95	$9.66	$9.95

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016		2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.6)%	(5.1	) %	(4.7)%	(5.7	) %

Operating expenses before incentive fees	5.2%	5.2%		5.2%	5.2%
Incentive fees	-%	-%		-%	0.7%

Operating expenses after incentive fees	5.2%	5.2%		5.2%	5.9%

Total return:
Total return before incentive fees	0.8%	(3.9	) %	9.3%	1.0%
Incentive fees	-%	-%		-%	(0.7	) %

Total return after incentive fees	0.8%	(3.9	) %	9.3%	0.3%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees if applicable).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average limited partners’ capital, and include the income and expenses allocated from the Master Fund.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master Fund:

Ratios to average net assets for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Ratios to Average Limited Partners’ Capital:*
Net investment income (loss)**	0.4%	(0.0	) %***	0.3%	0.0	%***

Operating expenses before expense reimbursements	0.3%	0.2%		0.3%	0.2%
Expense reimbursements	(0.1)	(0.0	) ***	(0.1)	(0.0	) ***

Operating expenses after expense reimbursements	0.2%	0.2%		0.2%	0.2%

Total return	2.1%	(2.7	) %	12.0%	3.6%

*	Annualized.
**	Interest income less total expenses.
***	Due to rounding.

The above ratios and total return may vary for individual investors in the Master Fund based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class of the Master Fund using the limited partners’ share of income, expenses and average partners’ capital.

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

All of the Futures Interests owned by the Master are held for trading purposes. The monthly average notional values of currency forward contracts traded by the Master Fund during the three months ended June 30, 2017 and 2016 were $3,270,454,583 and $3,679,293,148, respectively. The monthly average notional values of currency forward contracts traded by the Master Fund during the six months ended June 30, 2017 and 2016 were $3,119,158,200 and $3,563,375,423, respectively.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$6,166,996	$(5,254,902)	$912,094	$-	$-	$912,094

Total assets	$6,166,996	$(5,254,902)	$912,094	$-	$-	$912,094

Liabilities
Forwards	$(5,254,902)	$5,254,902	$-	$-	$-	$-

Total liabilities	$(5,254,902)	$5,254,902	$-	$-	$-	$-

Net fair value						$912,094	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Forwards	$10,266,204	$(10,266,204)	$-	$-	$-	$-

Total assets	$10,266,204	$(10,266,204)	$-	$-	$-	$-

Liabilities
Forwards	$(11,360,704)	$10,266,204	$(1,094,500)	$-	$-	$(1,094,500)

Total liabilities	$(11,360,704)	$10,266,204	$(1,094,500)	$-	$-	$(1,094,500)

Net fair value						$(1,094,500	) *

*

In the event of default by the Master Fund, MS&Co., the Master Fund’s commodity futures broker and the sole counterparty to the Master Fund’s non-exchange traded contracts, as applicable, has the right to offset the Master Fund’s obligation with the Master Fund’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master Fund is exposed to the amount shown in the Master Fund’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of forward contracts of the Master Fund as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017
Assets
Forward Contracts
Currencies	$6,166,996

Total unrealized appreciation on open forward contracts	6,166,996

Liabilities
Forward Contracts
Currencies	(5,254,902)

Total unrealized depreciation on open forward contracts	(5,254,902)

Net unrealized appreciation on open forward contracts	$912,094 *

*	This amount is in “Net unrealized appreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

	December 31, 2016
Assets
Forward Contracts
Currencies	$10,266,204

Total unrealized appreciation on open forward contracts	10,266,204

Liabilities
Forward Contracts
Currencies	(11,360,704)

Total unrealized depreciation on open forward contracts	(11,360,704)

Net unrealized depreciation on open forward contracts	$(1,094,500	) *

*	This amount is in “Net unrealized depreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master Fund’s trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,

Sector	2017		2016		2017		2016
Currencies	$937,924		$(2,101,071)		$5,659,416		$2,578,583

Total	$937,924	*	$(2,101,071	) *	$5,659,416	*	$2,578,583	*

*	This amount is in “Total trading results” in the Master Fund’s Statements of Income and Expenses.

6.	Fair Value Measurements:

The Master Fund’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Master Fund considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Forwards	$6,166,996	$-	$6,166,996	$-

Total assets	$6,166,996	$-	$6,166,996	$-

Liabilities
Forwards	$5,254,902	$-	$5,254,902	$-

Total liabilities	$5,254,902	$-	$5,254,902	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Forwards	$10,266,204	$-	$10,266,204	$-

Total assets	$10,266,204	$-	$10,266,204	$-

Liabilities
Forwards	$11,360,704	$-	$11,360,704	$-

Total liabilities	$11,360,704	$-	$11,360,704	$-

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the events listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On July 12, 2017, the Master Fund and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc. (collectively, “J.P. Morgan”) entered into an institutional account agreement, dated as of July 12, 2017 (the “IAA”), pursuant to which J.P. Morgan will open and maintain one or more brokerage accounts for the Master Fund (and, indirectly, the Partnership).

Pursuant to the IAA, the Master Fund (through the Partnership) shall pay J.P. Morgan commissions and other fees for clearing, custody and any other services furnished.

The IAA may be terminated by either party at any time upon thirty days’ prior written notice to the other party.

On July 12, 2017, the Master Fund, the Trading Advisor, and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) entered into a foreign exchange and bullion authorization agreement, dated as of July 12, 2017 (the “FXBAA”), pursuant to which the Trading Advisor, the trading advisor to the Master Fund (and, indirectly, the Partnership), is authorized to enter into certain transactions on behalf of the Master Fund with JPMorgan Chase, or, upon authorization by JPMorgan Chase, with a dealer or other entity subject to the terms of the FXBAA, and any other applicable agreement, on behalf of JPMorgan Chase.

Pursuant to the FXBAA, the Master Fund (through which the Partnership) will pay JPMorgan Chase fees based on the transactions entered into by the Master Fund during each calculation period.

The FXBAA may be terminated by either party at any time upon thirty business days’ written notice to the other party, or immediately in such circumstances as set forth in the FXBAA.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

In connection with the FXBAA, on July 12, 2017, the Master Fund and JPMorgan Chase also entered into an International Swap Dealers Association, Inc. Master Agreement (the “Master Agreement”), a Schedule to the 2002 ISDA Master Agreement, dated as of July 12, 2017 (the “ISDA Schedule”), and a 2016 Credit Support Annex for Variation Margin to the ISDA Schedule.

The Master Agreement will terminate upon either party’s failure to pay, breach of the Master Agreement, certain defaults, bankruptcy, merger without assumption, or upon such other events as described in the Master Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, interest receivable and cash. The Master Fund does not engage in sales of goods or services. The Master Fund’s only assets are its cash at bank, expense reimbursement and equity in trading account, consisting of unrestricted cash, restricted cash, subscription receivable, expense reimbursements, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

The Master Fund’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master Fund from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Other than the risks inherent in Futures Interests trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by income (loss) from its investment in the Master Fund, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2017, Partnership capital decreased 5.2% from $9,094,995 to $8,619,151. This decrease was attributable to redemptions of 135,430.781 Limited Partners Units totaling $1,275,890 and redemptions of 1,552.795 General Partner Units totaling $15,000, which was partially offset by a net income of $815,046. Future redemptions can impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2017, the Master Fund’s capital decreased 21.1% from $57,156,866 to $45,083,805. This decrease was attributable to redemptions totaling $17,669,999 and distributions of interest income to feeder funds totaling $125,996, which was partially offset by a net income of $5,722,934. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2017, the Partnership’s net asset value per Unit increased 0.8% from $9.58 to $9.66 as compared to a decrease of 3.9% during the second quarter of 2016. The Partnership, through its investment in the Master Fund, experienced a net trading gain before fees and expenses in the second quarter of 2017 of $180,998. Gains were primarily attributable to the Master Fund’s trading in currencies. The Partnership, through its investment in the Master Fund, experienced a net trading loss before fees and expenses in the second quarter 2016 of $341,705. Losses were primarily attributable to the Master Fund’s trading in currencies.

The most significant gains were experienced during May from short positions in the Chinese renminbi versus the U.S. dollar as the value of the Chinese renminbi declined as China’s credit rating was downgraded by Moody’s Investor Services on expectations the country’s financial strength will “erode somewhat” over coming years as debt rises. Elsewhere, gains were experienced throughout the second quarter from long positions in the Czech koruna and Philippine peso versus the U.S. dollar as the value of the U.S. dollar declined after softer U.S. economic data raised new questions about the strength of the U.S. economy. A portion of the Partnership’s gains for the quarter was offset by losses from positions in the Indonesian rupiah, Hungarian forint, euro, and Mexican peso.

During the Partnership’s six months ended June 30, 2017, the Partnership’s net asset value per Unit increased 9.3% from $8.84 to $9.66 as compared to an increase of 0.3% in the six months ended June 30, 2016. The Partnership, through its investment in the Master Fund, experienced a net trading gain before fees and expenses in the six months ended June 30, 2017 of $1,023,117. Gains were primarily attributable to the Master Fund’s trading in currencies. The Partnership, through its investment in the Master Fund, experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $492,045. Gains were primarily attributable to the Master Fund’s trading in currencies.

The most significant gains were experienced during March from long positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian rupee advanced after Prime Minister Narendra Modi’s resounding victory in state elections boosted expectations for a continuation of his reform agenda. The Indian currency was boosted further amid speculation the Reserve Bank of India will not lower interest rates. Elsewhere, gains were experienced throughout the first quarter from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the U.S. dollar moved lower amid increased uncertainty of future U.S. fiscal policy and warnings on the negative effect protectionist policies could have on the U.S. economy. Additional gains during the first six months of the year were recorded from positions in the Chinese renminbi and Taiwan dollar. A portion of the Partnership’s gains for the first six months of the year was offset by losses from positions in the Mexican peso, Hungarian forint, euro, and Japanese yen.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposure of the Master Fund has been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Master Fund’s total capitalization was $45,083,805 and the Partnership owned approximately 19.7% of the Master Fund. The Partnership invests substantially all its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2017 was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$22,777,152	50.52%	$25,579,221	$15,833,626	$21,866,906

Total	$22,777,152	50.52%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units for sale.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	13,032.018	$9.60	N/A	N/A
May 1, 2017 - May 31, 2017	18,909.164	$9.66	N/A	N/A
June 1, 2017 - June 30, 2017	22,013.755	$9.66	N/A	N/A
	53,954.937	$9.65

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

10.01

Institutional Account Agreement, dated as of July 12, 2017, by and between Cambridge Master Fund L.P. and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc.

10.02

Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017, by and among Cambridge Master Fund L.P., The Cambridge Strategy (Asset Management) Limited and JPMorgan Chase Bank, N.A.

10.03

International Swap Dealers Association, Inc. Master Agreement, Schedule to the ISDA Master Agreement, and 2016 Credit Support Annex for Variation Margin to the Schedule to the ISDA Master Agreement, each dated as of July 12, 2017, by and between Cambridge Master Fund L.P. and JPMorgan Chase Bank, N.A.

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.