Form 10-Q
period 2017-09-30
CERES TACTICAL CURRENCY L.P.
filed 2017-11-13
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

As of October 31, 2017, 823,974.111 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Currency L.P.

Statements of Financial Condition

	September 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Master Fund (1), at fair value	$7,938,349	$9,322,120
Cash at bank	1,000	1,000
Interest receivable	2,775	489

Total assets	$7,942,124	$9,323,609

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$13,405	$16,322
General Partner fees	10,724	13,058
Management fees	10,054	12,242
Redemptions payable to Limited Partners	121,562	186,992

Total liabilities	155,745	228,614

Partners’ Capital:
General Partner, 11,123.904 and 12,676.699 Units outstanding at September 30, 2017 and December 31, 2016, respectively	101,337	112,063
Limited Partners, 843,544.586 and 1,016,152.188 Units outstanding at September 30, 2017 and December 31, 2016, respectively	7,685,042	8,982,932

Total partners’ capital (net asset value)	7,786,379	9,094,995

Total liabilities and partners’ capital	$7,942,124	$9,323,609

Net asset value per Unit	$9.11	$8.84

(1) Defined in Note 1.

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master Fund	$14,389	$5,799	$35,829	$17,594

Expenses:
Ongoing placement agent fees	41,663	56,257	131,668	185,954
General Partner fees	33,331	45,004	105,334	148,762
Management fees	31,247	42,190	98,750	139,462
Incentive fees	-	-	-	94,111

Total expenses	106,241	143,451	335,752	568,289

Net investment loss	(91,852)	(137,652)	(299,923)	(550,695)

Trading Results:
Net gains (losses) on investment in the Master Fund:
Net realized gains (losses) on closed contracts allocated from the Master Fund	(231,894)	(283,273)	473,133	(316,114)
Net change in unrealized gains (losses) on open contracts allocated from the Master Fund	(162,827)	(508,067)	155,263	16,819

Total trading results	(394,721)	(791,340)	628,396	(299,295)

Net income (loss)	$(486,573)	$(928,992)	$328,473	$(849,990)

Net income (loss) per Unit*	$(0.55)	$(0.79)	$0.27	$(0.76)

Weighted average number of Units outstanding	878,755.022	1,169,783.752	937,461.930	1,243,993.288

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to these financial statements.

Ceres Tactical Currency L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	1,028,828.887	$8,982,932	$112,063	$9,094,995
Redemptions - General Partner	(1,552.795)	-	(15,000)	(15,000)
Redemptions - Limited Partners	(172,607.602)	(1,622,089)	-	(1,622,089)
Net income (loss)	-	324,199	4,274	328,473

Partners’ Capital, September 30, 2017	854,668.490	$7,685,042	$101,337	$7,786,379

Partners’ Capital, December 31, 2015	1,337,914.406	$13,111,856	$155,804	$13,267,660
Redemptions - General Partner	(3,033.367)	-	(30,182)	(30,182)
Redemptions - Limited Partners	(210,365.624)	(2,083,341)	-	(2,083,341)
Net income (loss)	-	(840,527)	(9,463)	(849,990)

Partners’ Capital, September 30, 2016	1,124,515.415	$10,187,988	$116,159	$10,304,147

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s and the Master Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for the Master Fund. The Partnership/Master Fund also deposit a portion of their cash in a non-trading account at JPMorgan.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Partnership owned approximately 21.1% and 16.3% of the Master Fund, respectively. It is the Partnership’s intention to continue to invest in the Master Fund. The performance of the Partnership is directly affected by the performance of the Master Fund.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Master Fund based on the Partnership’s (1) net contribution to the Master Fund and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Master Fund. The valuation of the Master Fund’s investments, including the classification within the fair value hierarchy of the investments held by the Master Fund, are described in Note 6, “Fair Value Measurements.”

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

Master Fund’s Cash. The Master Fund’s cash includes cash denominated in foreign currencies of $(87) (proceeds of $46) and $(7) (cost of $36) as of September 30, 2017 and December 31, 2016, respectively.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The Master Fund’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016, Statements of Income and Expenses for the three and nine months ended September 30, 2017 and 2016 and Changes in Partners’ Capital for the nine months ended September 30, 2017 and 2016 are presented below:

Cambridge Master Fund L.P.

Statements of Financial Condition

	September 30, 2017 (Unaudited)	December 31, 2016
Assets:
Equity in trading accounts:
Unrestricted cash	$22,706,016	$38,139,290
Restricted cash	14,818,884	20,142,391
Net unrealized appreciation on open forward contracts	61,672	-

Total equity in trading accounts	37,586,572	58,281,681
Cash at bank	528	217
Expense reimbursements	1,053	568

Total assets	$37,588,153	$58,282,466

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$1,094,500
Accrued expenses:
Professional fees	37,728	31,100

Total liabilities	37,728	1,125,600

Partners’ Capital:
General Partner	-	-
Limited Partners	37,550,425	57,156,866

Total partners’ capital (net asset value)	37,550,425	57,156,866

Total liabilities and partners’ capital	$37,588,153	$58,282,466

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Condensed Schedules of Investments

September 30, 2017

(Unaudited)

	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Currencies	$771,147,960	$7,816,787	20.81%

Total unrealized appreciation on open forward contracts		7,816,787	20.81

Unrealized Depreciation on Open Forward Contracts
Currencies	$652,184,029	(7,755,115)	(20.65)

Total unrealized depreciation on open forward contracts		(7,755,115)	(20.65)

Net unrealized appreciation on open forward contracts		$61,672	0.16%

December 31, 2016
	Notional ($)	Fair Value	% of Partners’ Capital
Unrealized Appreciation on Open Forward Contracts
Currencies	$574,487,744	$10,266,204	17.96%

Total unrealized appreciation on open forward contracts		10,266,204	17.96

Unrealized Depreciation on Open Forward Contracts
Currencies	$606,733,180	(11,360,704)	(19.88)

Total unrealized depreciation on open forward contracts		(11,360,704)	(19.88)

Net unrealized depreciation on open forward contracts		$(1,094,500)	(1.92)%

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$74,300	$41,057	$200,296	$113,589

Expenses:
Clearing fees	25,271	32,309	71,649	69,850
Professional fees	14,947	20,103	44,839	61,146

Total expenses	40,218	52,412	116,488	130,996
Expense reimbursements	(8,124)	(7,528)	(21,916)	(21,153)

Net expenses	32,094	44,884	94,572	109,843

Net investment income (loss)	42,206	(3,827)	105,724	3,746

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,096,651)	(1,935,196)	2,556,171	(2,239,417)
Net change in unrealized gains (losses) on open contracts	(850,420)	(3,556,803)	1,156,174	(673,999)

Total trading results	(1,947,071)	(5,491,999)	3,712,345	(2,913,416)

Net income (loss)	$(1,904,865)	$(5,495,826)	$3,818,069	$(2,909,670)

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Cambridge Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

Partners’ Capital

Partners’ Capital, December 31, 2016	$57,156,866
Redemptions - Limited Partners	(23,241,306)
Net income (loss)	3,818,069
Distribution of interest income to feeder funds	(183,204)

Partners’ Capital, September 30, 2017	$37,550,425

Partners’ Capital, December 31, 2015	$59,709,922
Subscriptions - Limited Partners	32,274,427
Redemptions - Limited Partners	(16,699,923)
Net income (loss)	(2,909,670)
Distribution of interest income to feeder funds	(29,917)

Partners’ Capital, September 30, 2016	$72,344,839

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

Financial Highlights of the Partnership:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(0.45)	$(0.67)	$0.59	$(0.32)
Net investment loss	(0.10)	(0.12)	(0.32)	(0.44)

Net increase (decrease) for the period	(0.55)	(0.79)	0.27	(0.76)
Net asset value per Unit, beginning of period	9.66	9.95	8.84	9.92

Net asset value per Unit, end of period	$9.11	$9.16	$9.11	$9.16

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.4)%	(5.0)%	(4.6)%	(5.8)%

Operating expenses before incentive fees	5.1%	5.2%	5.2%	5.2%
Incentive fees	-%	-%	-%	0.8%

Operating expenses after incentive fees	5.1%	5.2%	5.2%	6.0%

Total return:
Total return before incentive fees	(5.7)%	(7.9)%	3.1%	(6.9)%
Incentive fees	-%	-%	-%	(0.8)%

Total return after incentive fees	(5.7)%	(7.9)%	3.1%	(7.7)%

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

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master Fund:

Ratios to average net assets for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Ratios to Average Limited Partners’ Capital:*
Net investment income (loss)**	0.4%	(0.0)%	***	0.3%	0.0%	***

Operating expenses before expense reimbursements	0.4%	0.3%		0.3%	0.2%
Expense reimbursements	(0.1)	(0.1)		(0.1)	(0.0) ***

Operating expenses after expense reimbursements	0.3%	0.2%		0.2%	0.2%

Total return	(4.6)%	(6.8)%		6.9%	(3.4)%

*	Annualized.
**	Interest income less total expenses.
***	Due to rounding.

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

All of the Futures Interests owned by the Master Fund are held for trading purposes. The monthly average notional values of currency forward contracts traded by the Master Fund during the three months ended September 30, 2017 and 2016 were $3,561,017,859 and $4,117,410,931, respectively. The monthly average notional values of currency forward contracts traded by the Master Fund during the nine months ended September 30, 2017 and 2016 were $3,266,444,753 and $3,748,053,926, respectively.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master Fund’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Forwards	$255,632	$(254,729)	$903	$-	$-	$903

JPMorgan
Forwards	7,561,155	(7,500,386)	60,769	-	-	60,769

Total assets	$7,816,787	$(7,755,115)	$61,672	$-	$-	$61,672

Liabilities
MS&Co.
Forwards	$(254,729)	$254,729	$-	$-	$-	$-

JPMorgan
Forwards	(7,500,386)	7,500,386	-	-	-	-

Total liabilities	$(7,755,115)	$7,755,115	$-	$-	$-	$-

Net fair value						$61,672	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2016				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Forwards	$10,266,204	$(10,266,204)	$-	$-	$-	$-

Total assets	$10,266,204	$(10,266,204)	$-	$-	$-	$-

Liabilities
MS&Co.
Forwards	$(11,360,704)	$10,266,204	$(1,094,500)	$-	$-	$(1,094,500)

Total liabilities	$(11,360,704)	$10,266,204	$(1,094,500)	$-	$-	$(1,094,500)

Net fair value						$(1,094,500)	*

*

In the event of default by the Master Fund, MS&Co., the Master Fund’s commodity futures brokers and a counterparty to certain of the Master Fund’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Master Fund’s non-exchange-traded contracts, has the right to offset the Master Fund’s obligation with the Master Fund’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Master Fund is exposed to the amount shown in the Master Fund’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master Fund’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of forward contracts of the Master Fund as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Forward Contracts

Currencies	$7,816,787

Total unrealized appreciation on open forward contracts	7,816,787

Liabilities
Forward Contracts

Currencies	(7,755,115)

Total unrealized depreciation on open forward contracts	(7,755,115)

Net unrealized appreciation on open forward contracts	$61,672	*

*	This amount is in “Net unrealized appreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

	December 31, 2016
Assets
Forward Contracts

Currencies	$10,266,204

Total unrealized appreciation on open forward contracts	10,266,204

Liabilities
Forward Contracts

Currencies	(11,360,704)

Total unrealized depreciation on open forward contracts	(11,360,704)

Net unrealized depreciation on open forward contracts	$(1,094,500)	*

*	This amount is in “Net unrealized depreciation on open forward contracts” in the Master Fund’s Statements of Financial Condition.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master Fund’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2017		2016		2017		2016

Currencies	$(1,947,071)		$(5,491,999)		$3,712,345		$(2,913,416)

Total	$(1,947,071)	*	$(5,491,999)	*	$3,712,345	*	$(2,913,416)	*

*	This amount is in “Total trading results” in the Master Fund’s Statements of Income and Expenses.

6.	Fair Value Measurements:

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

The Master Fund considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Master Fund did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Forwards	$7,816,787	$-	$7,816,787	$-

Total assets	$7,816,787	$-	$7,816,787	$-

Liabilities
Forwards	$7,755,115	$-	$7,755,115	$-

Total liabilities	$7,755,115	$-	$7,755,115	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Forwards	$10,266,204	$-	$10,266,204	$-

Total assets	$10,266,204	$-	$10,266,204	$-

Liabilities
Forwards	$11,360,704	$-	$11,360,704	$-

Total liabilities	$11,360,704	$-	$11,360,704	$-

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, interest receivable and cash. The Master Fund does not engage in sales of goods or services. The Master Fund’s only assets are its cash at bank, expense reimbursement and equity in trading accounts, consisting of unrestricted cash, restricted cash, subscription receivable, expense reimbursements, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, the Partnership’s capital decreased 14.4% from $9,094,995 to $7,786,379. This decrease was attributable to redemptions of 172,607.602 limited partner Units totaling $1,622,089 and redemptions of 1,552.795 General Partner Units totaling $15,000, which was partially offset by a net income of $328,473. Future redemptions can impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2017, the Master Fund’s capital decreased 34.3% from $57,156,866 to $37,550,425. This decrease was attributable to redemptions totaling $23,241,306 and distributions of interest income to feeder funds totaling $183,204, which was partially offset by a net income of $3,818,069. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2017, the Partnership’s net asset value per Unit decreased 5.7% from $9.66 to $9.11 as compared to a decrease of 7.9% during the third quarter of 2016. The Partnership, through its investment in the Master Fund, experienced a net trading loss before fees and expenses in the third quarter of 2017 of $394,721. Losses were primarily attributable to the Master Fund’s trading in currencies. The Partnership, through its investment in the Master Fund, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $791,340. Losses were primarily attributable to the Master Fund’s trading in currencies.

The most significant losses were experienced during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar fell amid signs the country will keep interest rates on hold for longer. Elsewhere, losses were incurred during September from long positions in the Japanese yen versus the U.S. dollar as the value of the yen fell over the second half of the month following hawkish comments by U.S. Federal Reserve officials and Japanese Prime Minister Shinzō Abe’s call for a snap election. Additional losses during the quarter were incurred from positions in the Columbian peso, Indonesian rupiah, and Korean won. A portion of the Partnership’s losses for the quarter was offset by gains from positions in the Turkish lira, Chinese renminbi, and Russian ruble.

During the Partnership’s nine months ended September 30, 2017, the Partnership’s net asset value per Unit increased 3.1% from $8.84 to $9.11 as compared to a decrease of 7.7% in the nine months ended September 30, 2016. The Partnership, through its investment in the Master Fund, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2017 of $628,396. Gains were primarily attributable to the Master Fund’s trading in currencies. The Partnership, through its investment in the Master Fund, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $299,295. Losses were primarily attributable to the Master Fund’s trading in currencies.

The most significant gains were experienced during March from long positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian rupee advanced after Indian Prime Minister Narendra Modi’s resounding victory in state elections boosted expectations for a continuation of his reform agenda. The Indian currency was boosted further amid speculation the Reserve Bank of India was not going to lower interest rates. Additional gains during the first nine months of the year were recorded from positions in the Chinese renminbi and Turkish lira. A portion of the Partnership’s gains for the first nine months of the year was offset by losses from positions in the Japanese yen, Indonesia rupiah, Hungarian forint, and Korean won.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposure of the Master Fund has been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Master Fund’s total capitalization was $37,550,425 and the Partnership owned approximately 21.1% of the Master Fund. The Partnership invests substantially all its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2017 was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$14,819,624	39.47%	$24,251,969	$6,966,911	$10,742,790

Total	$14,819,624	39.47%

*	Average of month-end Value at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units for sale.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	15,437.820	$9.51	N/A	N/A
August 1, 2017 - August 31, 2017	8,395.227	$9.27	N/A	N/A
September 1, 2017 - September 30, 2017	13,343.774	$9.11	N/A	N/A
	37,176.821	$9.31

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

Date: November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.