Form 10-K
period 2017-12-31
CERES TACTICAL CURRENCY L.P.
filed 2018-03-28
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

Limited Partnership Units with an aggregate value of $8,511,652 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 716,540.210 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Next Page)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K

Annual Report to Morgan Stanley
Spectrum Series Limited Partners for the year ended December 31, 2017	II, III, and IV

PART I

Item 1.   Business.

(a) General Development of Business. Ceres Tactical Currency L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts in global currency markets (collectively, “Futures Interests”). The Partnership commenced trading operations on July 3, 2000. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. Prior to the close of business on December 31, 2017, the Partnership was one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, Ceres is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for the Cambridge Master Fund (as defined below). Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan.

Prior to the close of business on December 31, 2017, the trading advisor to the Partnership is The Cambridge Strategy (Asset Management) Limited (“Cambridge”), and, prior to December 31, 2014, Krom River Investment Management (Cayman) Limited and Krom River Trading AG (together, and each separately, “Krom River”). A description of the trading activities and focus of Cambridge can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective on or about February 1, 2018, the Partnership allocated a portion of its assets to AE Capital PTY Limited (“AE Capital”), and effective on or about January 1, 2018, the Partnership allocated a portion of its assets to P/E Global LLC (“P/E Global”) and Greenwave Capital Management LLC (“Greenwave”) (each individually, a “Trading Advisor”, or collectively, with Cambridge the “Trading Advisors”), each of which is a registered commodity trading advisor. Also effective February 1, 2018, all trading decisions are made for the Partnership by the Trading Advisors either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, Krom River.

Effective December 31, 2014, the Partnership fully redeemed its investment from KR Master Fund L.P. (“KR Master Fund”). In addition, Krom River no longer acts as a commodity trading advisor to the Partnership. Effective on or about January 1, 2015, the Partnership reallocated the assets allocated to Krom River to Cambridge.

Effective December 9, 2014, Cambridge, the trading advisor to the Cambridge Master Fund L.P. (“Cambridge Master Fund”, and collectively with KR Master Fund, the “Master Funds”), in consultation with the General Partner for the Partnership, agreed to increase the amount of leverage applied to the assets allocated to Cambridge by the General Partner via Cambridge Master Fund to 2.0 times the assets allocated to Cambridge by the General Partner via Cambridge Master Fund and traded pursuant to Cambridge’s Asian Markets Alpha Programme and the Emerging Markets Alpha Programme. Effective on or about February 1, 2018, the Partnership allocated a portion of its assets to CMF AE Capital Master Fund LLC (“AE Capital Master”). References herein to the “Master Funds” may also include, as relevant, AE Capital Master.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 4.6% per annum (paid monthly) to 3.6% per annum (paid monthly) of the Partnership’s beginning of the month net assets.

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 3.6% of the Partnership’s beginning of the month net assets, was separated into (i) a general partner administrative fee payable to the General Partner (the “General Partner fee” and formerly the “administrative fee”) equal to an annual rate of 1.6% of the Partnership’s beginning of the month net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s beginning of the month net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Effective January 1, 2018, (i) the monthly General Partner fee was reduced from 1/12th of 1.6% (1.6% per year) of the beginning of the month net assets and (ii) the Partnership will pay brokerage, administrative, operating, offering and organizational expenses and its indirect pro-rata share of such expenses from its investment in the Master Funds to the extent such fees do not exceed 0.85% annually of the net assets of the Partnership, in which case the General Partner will pay such expenses that exceed 0.85% annually.

Cambridge manages the assets of the Partnership through the Partnership’s investment in Cambridge Master Fund. AE Capital manages the assets of the Partnership through the Partnership’s investment in AE Capital Master. P/E Global and Greenwave manage their portion of the Partnership’s assets directly through individually managed accounts. Krom River managed the assets of the Partnership through the Partnership’s investment in KR Master Fund.

Ceres is also the general partner to Cambridge Master Fund and, prior to termination on December 31, 2014, was the general partner to KR Master Fund.

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

The management fee for the Partnership is accrued at a rate of 1/12th of 1.5% (a 1.5% annual rate) per month of net assets allocated on the first day of each month to AE Capital. The management fee for the Partnership is accrued at a rate of 1/12th of 0.75% (a 0.75% annual rate) per month of net assets allocated on the first day of each month to Greenwave. The management fee for the Partnership is accrued at a rate of 1/12th of 0.50% (a 0.50% annual rate) per month of net assets allocated on the first day of each month to P/E Global. The management fee for the Partnership is accrued at a rate of 1/12th of 1.00% (a 1.00% annual rate) per month of net assets allocated on the first day of each month to Cambridge. Prior to January 1, 2018 the management fee paid to Cambridge was accrued at a rate of 1/12th of 1.5% (a 1.5% annual rate) per month of net assets allocated on the first day of each month to Cambridge. Prior to its termination on December 31, 2014, 1/12th of 1.0% (a 1.0% annual rate) per month of net assets allocated to Krom River on the first day of each month.

In addition, the Partnership is obligated to pay AE Capital an incentive fee, payable quarterly, equal to 20%, Greenwave and P/E Global an incentive fee, payable quarterly, equal to 20% and Cambridge an incentive fee, payable annually, equal to 15% of trading profits earned by each Advisor. Prior to January 1, 2018, Cambridge received an incentive fee, payable quarterly, equal to 15% of trading profits earned by Cambridge for the Partnership. Prior to its termination on December 31, 2014, Krom River was eligible to receive an incentive fee, payable quarterly, equal to 20% of trading profits earned by Krom River for the Partnership.

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

The Management Agreements generally continue in effect until June 30 of each calendar year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Effective January 1, 2018, the payment or reimbursement received by the Partnership from the General Partner is capped at 0.85% annually of the net assets of the Partnership.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $8.84 and decreased 3.28% to $8.55 per Unit on December 31, 2017. For a more detailed description of the Partnership’s business see subparagraph (c).

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

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers), directly and indirectly through its investment in the Master Funds, enters into forward contract transactions where non-U.S. banks are the contracting parties and trades Futures Interests on non-U.S. exchanges.

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

Risks Relating to the Partnership

Possible Consequences of Using Multiple Trading Advisors. Cambridge, AE Capital, P/E Global and Greenwave make, and Krom River made, trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar Futures Interests thereby offsetting any potential for profit from these positions. Each such position would have cost the Partnership transactional expenses (such as brokerage commissions and National Futures Association fees) but could not generate any recognized gain or loss. Moreover, the General Partner could have reallocated the Partnership’s assets among the current Trading Advisors or terminate one or more or select additional Trading Advisors at any time. Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

You Should Not Rely on Past Performance of the General Partner or the Trading Advisors In Deciding To Purchase Units. The past investment performance of other entities managed by the General Partner and the Trading Advisors is not necessarily indicative of the Partnership’s or a Master Fund’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

The General Partner believes that past performance of the Trading Advisors may be of interest to investors, but encourages you to look at such information as an example of the respective objectives of the General Partner and Trading Advisors rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Partnership Incurs Substantial Charges. The Partnership must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Partnership is required to pay brokerage commissions, and the Partnership is required to pay monthly management fees to the Trading Advisors, and paid Krom River a monthly management fee prior to December 31, 2014, regardless of the performance of the Partnership. In addition, the Partnership pays the Trading Advisors, and paid Krom River prior to December 31, 2014, an incentive fee.

The Partnership pays the General Partner’s Fee and pays the Placement Agent’s ongoing compensation. In addition, the Partnership pays the brokerage fees and ongoing administrative, operating, offering and organizational expenses of the Partnership, as incurred, not to exceed 0.85% annually of the Net Assets of the Partnership. To the extent that such brokerage fees and ongoing administrative, operating, offering and organizational expenses exceed 0.85% annually of the Net Assets of the Partnership, the General Partner will pay such expenses.

Incentive Fees May be Paid by the Partnership Even Though the Partnership Sustains Trading Losses. The Partnership pays the Trading Advisors, and paid Krom River prior to December 31, 2014, an incentive fee based upon the new trading profits it generates for the Partnership. These new trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Partnership will pay an incentive fee on new trading profits that do not become realized. Also, the Trading Advisors will retain, and Krom River retained, all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid to the Trading Advisors, and were paid to Krom River, on a quarterly or yearly basis, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to such Trading Advisor suffer a loss for the year. Because the Trading Advisors receive, and Krom River received, an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisors may have, and Krom River may have had, an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits.

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (i) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (ii) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

General Partner Redemptions. The General Partner is required to maintain a capital contribution at least equal to the greater of: (i) 1% of aggregate capital contributions to the Partnership (including the General Partner’s contribution) and (ii) $25,000. The General Partner may otherwise redeem any portion of its investment in the Partnership at any time without notice to the limited partners. For any such redemption, the General Partner will redeem its Units at the end of the month in the same manner as any limited partner would follow to redeem Units. Additionally, the General Partner has the right to redeem Units it holds in the event redemptions for limited partners are suspended.

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

•

Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership (except for consulting clients, from which the Placement Agent, serving in its role as investment adviser, receives the fees and expenses described in such consulting client’s consulting agreement). Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange forward trades with MS&Co. and bid/ask spreads are charged.

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

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Placement Agent, the Partnership or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner and the Partnership, any limited divestiture should not directly involve the Partnership.

The Units are not being offered by the Banks, and as such: (i) are not insured by the Federal Deposit Insurance Corporation (“FDIC”), (ii) are not deposits or other obligations of the Banks, (iii) are not guaranteed by the Banks, and (iv) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, which expired on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, or (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions restrict certain lending, hedging and other transactions and relationships between Morgan Stanley affiliates and the Partnership.

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

ANY LOSSES IN THE PARTNERSHIP WILL BE BORNE SOLELY BY INVESTORS IN THE PARTNERSHIP AND NOT BY MORGAN STANLEY AND ITS AFFILIATES. THEREFORE, MORGAN STANLEY’S LOSSES IN THE PARTNERSHIP WILL BE LIMITED TO LOSSES ATTRIBUTABLE TO THE OWNERSHIP INTERESTS IN THE PARTNERSHIP HELD BY MORGAN STANLEY AND ITS AFFILIATES IN THEIR CAPACITY AS INVESTORS IN THE PARTNERSHIP. INTERESTS IN THE PARTNERSHIP ARE NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION AND ARE NOT DEPOSITS, OBLIGATIONS OF, OR ENDORSED OR GUARANTEED IN ANY WAY, BY MORGAN STANLEY AND ITS AFFILIATES. MORGAN STANLEY AND ITS AFFILIATES DO NOT, DIRECTLY OR INDIRECTLY, GUARANTEE, ASSUME OR OTHERWISE INSURE THE OBLIGATIONS OR PERFORMANCE OF THE PARTNERSHIP DESCRIBED HEREIN OR ANY COVERED FUND IN WHICH SUCH PARTNERSHIP INVESTS. INVESTORS SHOULD READ THIS MEMORANDUM BEFORE INVESTING IN THE PARTNERSHIP. MORGAN STANLEY IS THE SPONSOR OF THE PARTNERSHIP FOR PURPOSES OF SECTION 619 OF THE DODD-FRANK ACT (“THE VOLCKER RULE”). A DESCRIPTION OF THE ROLE AND SERVICES OF MORGAN STANLEY IS PROVIDED HEREIN.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with commodity brokers, the FX counterparty or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner May Determine to Invest Up To All of the Trading Advisors’ Assets in United States Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Trading Advisors’ assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Trading Advisors will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Trading Advisors may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Trading Advisors’ accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

Although a money market mutual fund currently seeks to preserve the value of each of its shares at $1.00 per share, it is possible to incur losses when investing in a money market mutual fund. An investment in a money market mutual fund is not insured or guaranteed by any government agency. A money market mutual fund may experience significant pressures from, among other things, shareholder redemptions, issuer credit downgrades and illiquid markets. There have been some money market mutual funds that have “broken the buck,” which means that, upon redemption, investors in those funds did not receive $1.00 per share for their investments in those funds. Recent rule amendments adopted by the SEC will require certain money market mutual funds to implement floating net asset values in the future that will not preserve the value of each of its shares at $1.00 per share. The implementation of these rule amendments may impact the Trading Advisors’ use of these money market mutual funds for capital preservation purposes.

Allowing Investments by Benefit Plan Investors may Result in Adverse Consequences Under ERISA or the Code. As discussed below under “Purchases by Employee Benefit Plans,” it is the current intent of the General Partner to conduct its operations so that the assets of each class of equity interests in the Partnership should not be deemed to constitute the “plan assets” of Benefit Plan Investors. If, however, the Partnership were deemed to hold “plan assets” of Benefit Plan Investors: (i) ERISA’s fiduciary standards may apply to the Partnership and might materially affect the operations of the Partnership, and (ii) any transaction with the Partnership could be deemed a transaction with each benefit plan investor and may cause transactions into which the Partnership might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or § 4975 of the Code. In order to avoid having the assets of the Partnership treated as “plan assets,” the General Partner intends to restrict the acquisition and/or redemption of Units, and such restrictions could delay or preclude the ability to transfer or redeem Units, or cause Units to lose value. However, there can be no assurances that this strategy will be successful.

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of Futures Interests make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If a Trading Advisor incorrectly predicts the direction of prices in Futures Interests, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets. The multi-advisor feature of the Partnership may reduce the return volatility relative to the performance of single-advisor investment funds.

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

The leverage employed by the Trading Advisors in their trading can vary substantially from month to month. This leverage, expressed as the underlying value of the Partnership’s positions compared to the average net assets of the Partnership, is anticipated to range from two times the Partnership’s net assets to fifteen times the Partnership’s net assets. Under certain conditions, however, the Partnership’s leverage could exceed (or be less than) such range. The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker or FX counterparty at which the position is held and may be changed at any time.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts, directly and indirectly, with MS&Co. or JPMorgan and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and JPMorgan as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2017 was 100%, all of which represents OTC foreign exchange forward transactions.

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot foreign currency transactions. These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

The percentage of the Partnership’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month, but will likely not exceed 100% of the Partnership’s assets.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership (directly or indirectly through trading companies and/or master funds) to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

The Partnership is Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closed in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Partnership’s trading.

The Partnership has Credit Risk to the Commodity Broker and the FX Counterparty. The Partnership has credit risk because the commodity broker acts as the futures commission merchant for futures transactions or the FX counterparty on OTC foreign exchange spot transactions, with respect to most of the Partnership’s assets. The Partnership has credit risk to JPMorgan on OTC transactions, with respect to the trading companies’ and/or master funds’ assets, to the extent that the Partnership indirectly trades foreign exchange forward contracts through such entities. As such, in the event that either MS&Co., in its capacity as commodity broker and FX counterparty, or JPMorgan, in its capacity as FX counterparty (to the extent that the Partnership indirectly trades forward foreign exchange contracts through a trading company and/or master fund), is unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The commodity broker, as futures commission merchant for the Partnership’s exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts with MS&Co., and the Partnership’s indirect trading of foreign exchange forward contracts and uncleared swaps with JPMorgan, prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership, to the extent that it trades (directly or indirectly through a trading company and/or master fund) uncleared swap contracts, to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or the Partnership must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $347.0 billion as of December 31, 2017 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, creating special rules that reduce the taxation of certain qualified business income, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37%.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Limited or Entirely Disallowed. As a result of the Tax Cuts and Jobs Act, deductions for “investment advisory expenses” of non-corporate taxpayers are disallowed for taxable years beginning after December 31, 2017 and beginning before January 1, 2026, and thereafter will be subject to certain limitations for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2017 Audited Financial Statement.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 28, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 28, 2018 was approximately 1,333.

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

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Units in the years ended December 31, 2017, 2016 and 2015. The Partnership no longer offers Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	19,570.475	$8.99	N/A	N/A
November 1, 2017 - November 30, 2017	27,568.670	$8.79	N/A	N/A
December 1, 2017 - December 31, 2017	52,177.505	$8.55	N/A	N/A
	99,316.650	$8.70

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

Item 6.  Selected Financial Data.

Interest income, total expenses, total trading results, net income (loss) and net income (loss) per Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013

Interest income	$54,066	$23,934	$3,411	$2,318	$9,149
Total expenses	(430,888)	(697,278)	(1,084,417)	(1,029,019)	(1,469,990)
Total trading results	241,399	(500,137)	3,223,223	2,934,226	974,510

Net income (loss)	$(135,423)	$(1,173,481)	$2,142,217	$1,907,525	$(486,331)

Net income (loss) per Unit	$(0.29)	$(1.08)	$1.43	$1.10	$(0.18)

Net asset value per Unit	$8.55	$8.84	$9.92	$8.49	$7.39

Total assets	$6,934,368	$9,323,609	$13,538,087	$14,172,143	$18,589,620

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

Cambridge trades its Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program on behalf of Cambridge Master.

The Asian Markets Alpha Programme aims to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The Emerging Markets Alpha Programme aims to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2017, and September 30, 2017, respectively, and the change during the applicable period.

Trading Advisor	Allocation as of December 31, 2017 (%)	Allocation as of September 30, 2017 (%)	Allocation as of December 31, 2017 ($)	Allocation as of September 30, 2017 ($)	Change during the period (%)

Cambridge	100.00%	100.00%	$6,433,098	$7,786,379	(17.38)%

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts allocated from Cambridge Master Fund”, for open contracts, and recorded as “Net realized gains (losses) on closed contracts allocated from Cambridge Master Fund”, when open positions are closed out. The sum of these amounts constitutes the Partnership’s total trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, General Partner fees, ongoing placement agent fees and incentive fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the year ended December 31, 2017, the net asset value per Unit decreased 3.3% from $8.84 to $8.55. For the year ended December 31, 2016, the net asset value per Unit decreased 10.9% from $9.92 to $8.84. For the year ended December 31, 2015, the net asset value per Unit increased 16.8% from $8.49 to $9.92.

The Partnership experienced a net trading gain through its investment in Cambridge Master Fund before fees and expenses for the year ended December 31, 2017 of $241,399. Gains were primarily attributable to Cambridge Master Fund’s trading of Futures Interests in currencies.

During the first quarter, the most notable gains were achieved during March from long positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian rupee advanced after Indian Prime Minister Narendra Modi’s resounding victory in state elections boosted expectations for a continuation of his reform agenda. The Indian currency was boosted further amid speculation the Reserve Bank of India was not going to lower interest rates. Additional gains were experienced throughout the first quarter from positions in the New Zealand dollar, Taiwan dollar, and Russian ruble. The Partnership’s first quarter gains were partially offset by losses recorded from positions in the Turkish lira, Japanese yen, and Mexican peso.

During the second quarter, the most meaningful gains were experienced during May from short positions in the Chinese renminbi versus the U.S. dollar as the value of the Chinese renminbi declined as China’s credit rating was downgraded by Moody’s Investor Services on expectations the country’s financial strength will “erode somewhat” over coming years as debt rises. Elsewhere, gains were experienced throughout the second quarter from long positions in the Czech koruna and Philippine peso versus the U.S. dollar as the value of the U.S. dollar declined after softer U.S. economic data raised new questions about the strength of the U.S. economy. The Partnership’s second quarter gains were partially offset by losses incurred from positions in the Indonesian rupiah, Hungarian forint, euro, and Mexican peso.

During the third quarter, losses were incurred during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the New Zealand dollar fell amid signs the country will keep interest rates on hold for longer. Elsewhere, losses were incurred during September from long positions in the Japanese yen versus the U.S. dollar as the value of the yen fell over the second half of the month following hawkish comments by U.S. Federal Reserve officials and Japanese Prime Minister Shinzō Abe’s call for a snap election. A portion of the Partnership’s losses for the third quarter was offset by gains recorded from positions in the Turkish lira, Chinese renminbi, and Russian ruble.

During the fourth quarter, the most notable losses were incurred during December from positions in the Chilean peso and New Zealand dollar. Additional losses were recorded during the fourth quarter from positions in the Indian rupee and Polish zloty. A portion of the Partnership’s trading losses for the fourth quarter was offset by gains recorded from positions in the Korean won, South African rand, and Chinese renminbi.

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

For an analysis of unrealized gains and losses by contract type and a further description of 2017 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership, directly and through its investment in the Master Funds, does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk

The Partnership, directly and through its investment in the Master Funds, is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership/Master Funds trade Futures Interests in global currency markets. In entering into these Futures Interests, the Partnership/Master Funds are subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held indirectly by the Partnership at the same time, and the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

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

Credit Risk

In addition to market risk, in entering into Futures Interests, there is a credit risk to the Partnership and the Master Funds that the counterparty on a contract will not be able to meet its obligations to the Partnership and the Master Funds. The ultimate counterparty or guarantor of the Partnership and the Master Funds for Futures Interests traded in the United States, and most foreign exchanges on which the Partnership and the Master Funds trade, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership and the Master Funds, and Ceres and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers. In cases where the Partnership/Master Funds trade non-exchange forward contracts with a counterparty, the sole recourse of the Partnership/Master Funds will be the forward contract’s counterparty.

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

Third, with respect to forwards and options on forward contract trading, the Partnership trades with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. and JPMorgan as the sole counterparties on all trading of foreign currency forward contracts and options on foreign currency forward contracts.

For additional information, see Note 5, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership/Master Funds are commodity pools engaged primarily in the speculative trading of Futures Interests. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss directly and through its investment in the Master Funds. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The Futures Interests on such contracts traded by the Partnership/Master Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s/Master Funds’ open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on non-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

The Partnership’s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s/Master Funds’ open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership/Master Funds typically to be many times the total capitalization of the Partnership/Master Funds.

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s/Master Funds’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/Master Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/Master Funds’ open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Master Funds’ speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership/Master Funds could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

Cambridge Master Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with Cambridge Master Fund’s open positions by market category as of December 31, 2017 and 2016, and the highest, lowest and average value at any point during the twelve months ended December 31, 2017 and 2016. All open position trading risk exposures of Cambridge Master Fund have been included in calculating the figures set forth below.

Prior to the close of business on December 31, 2017, Cambridge Master Fund’s total capitalization was $30,318,252 and the Partnership owned approximately 22.9% of Cambridge Master Fund. The Partnership invests substantially all its assets in Cambridge Master Fund. Cambridge Master Fund’s Value at Risk as of December 31, 2017 was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,074,088	26.63%	$33,190,552	$6,699,509	$17,900,275

Total	$8,074,088	26.63%

* Annual average of month-end Values at Risk.

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

Qualitative Disclosure Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Master Funds’ market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Master Funds manage their primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Master Funds’ primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership/Master Funds. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisor, in general, tends to utilize trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisor will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Item 8.  Financial Statements and Supplementary Data.

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2017 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Interest income	$18,237	$14,389	$12,358	$9,082
Total expenses	(95,136)	(106,241)	(114,216)	(115,295)
Total trading results	(386,997)	(394,721)	180,998	842,119

Net income (loss)	$(463,896)	$(486,573)	$79,140	$735,906

Net income (loss) per Unit	$(0.56)	$(0.55)	$0.08	$0.74

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Interest income	$6,340	$5,799	$4,738	$7,057
Total expenses	(128,989)	(143,451)	(161,060)	(263,778)
Total trading results	(200,842)	(791,340)	(341,705)	833,750

Net income (loss)	$(323,491)	$(928,992)	$(498,027)	$577,029

Net income (loss) per Unit	$(0.32)	$(0.79)	$(0.40)	$0.43

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2017, filed as Exhibit 13.01 hereto, includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.  Executive Compensation.

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays Ceres a General Partner fee equal to an annual rate of 0.75% (paid monthly) of the Partnership’s net assets.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – At February 28, 2018, the Partnership knows of one person who beneficially owns more than 5% of the Units outstanding.

(1) Title of Class	(2) Name and Address of Beneficial Ownership	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Units	Jake C. Belin Jr 31415 Marne Dr. Rancho Palos Verdes, CA 90275-5621	41,016.992	5.7%

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Units	General Partner	8,199.927	1.1%

(c) Changes in Control – None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) and Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2017 and 2016, respectively, for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017: $55,712

2016: $66,200

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2017, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

-	Report of Ernst & Young LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2017 and 2016.

-	Statements of Income and Expenses and Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2017 is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules

No Financial Statement schedules are required to be filed with this report.

3. Exhibits

For the exhibits incorporated by reference or filed herewith to this report, refer to the Exhibits.

EXHIBITS

ITEM

3.01

Fourth Amended and Restated Limited Partnership Agreement, dated as of October 31, 2017, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 6, 2017.

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

10.01(a)

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

10.02 (c)

Third Amendment to Management Agreement, by and among Ceres Tactical Currency L.P., Ceres Managed Futures LLC, and The Cambridge Strategy (Asset Management) Limited, dated as of January 1, 2018, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on January 4, 2018.

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

10.07 (a)

Supplement, dated as of July 25, 2017, to the Commodity Futures Customer Agreement, between MS&Co. and the funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on July 31, 2017.

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

10.17

Management Agreement, dated as of October 1, 2017, by and among the Partnership, the General Partner and Greenwave Capital Management LLC, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 4, 2017.

10.18

Management Agreement, dated as of October 1, 2017, by and among the Partnership, the General Partner and P/E Global LLC, is incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 4, 2017.

10.19

Management Agreement, dated as of February 1, 2018, by and among the Partnership, the General Partner and AE Capital Pty Limited, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on February 2, 2018.

10.20

Institutional Account Agreement, dated as of July 12, 2017, by and between Cambridge Master Fund L.P. and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc., is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on August 10, 2017.

10.21

Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017, by and among Cambridge Master Fund L.P., The Cambridge Strategy (Asset Management) Limited and JPMorgan Chase Bank, N.A., is incorporated by reference to Exhibit 10.02 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on August 10, 2017.

10.22

International Swap Dealers Association, Inc. Master Agreement, Schedule to the ISDA Master Agreement, and 2016 Credit Support Annex for Variation Margin to the Schedule to the ISDA Master Agreement, each dated as of July 12, 2017, by and between Cambridge Master Fund L.P. and JPMorgan Chase Bank, N.A., is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on August 10, 2017.

13.01	December 31, 2017, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.