Form 10-Q
period 2018-03-31
CERES TACTICAL CURRENCY L.P.
filed 2018-05-10
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes    No X

As of April 30, 2018, 692,059.752 Limited Partnership Class A Units were outstanding and 0.000 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Currency L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Master Fund(s) (1), at fair value	$2,806,391	$6,430,471
Redemptions receivable from the Master Fund(s) (1)	16,789	501,270
Equity in trading account:
Unrestricted cash	3,230,330	-
Restricted cash	154,394	-
Net unrealized appreciation on open futures contracts	45,138	-

Total equity in trading accounts	3,429,862	-

Expense reimbursement receivable	13,465	-
Cash at bank	-	1,000
Interest receivable	6,199	1,627

Total assets	$6,272,706	$6,934,368

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$10,529	$11,824
General Partner fees	3,949	9,460
Management fees	5,252	8,868
Professional fees	44,766	-
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	60,666	446,118

Total liabilities	125,162	501,270

Partners’ Capital:
General Partner, Class A, 8,199.927 Units outstanding at March 31, 2018 and December 31, 2017	70,239	70,104
Limited Partners, Class A, 709,461.336 and 744,227.936 Units outstanding at March 31, 2018 and December 31, 2017, respectively	6,077,305	6,362,994

Total partners’ capital (net asset value)	6,147,544	6,433,098

Total liabilities and partners’ capital	$6,272,706	$6,934,368

Net asset value per Unit, Class A	$8.57	$8.55

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Currency L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	1	$(49)	(0.00) %*

Total futures contracts purchased		(49)	(0.00) *

Futures Contracts Sold
Currencies	60	47,292	0.76
Indices	3	(566)	(0.01)
Interest Rates U.S.	14	(1,969)	(0.03)
Metals	1	430	0.01

Total futures contracts sold		45,187	0.73

Net unrealized appreciation on open futures contracts		$45,138	0.73%

Investment in the Master Funds
Cambridge Master Fund L.P.		$499,117	8.12%
CMF AE Capital Master Fund LLC		2,307,274	37.53

Total investment in the Master Funds		$2,806,391	45.65%

* Due to rounding

See accompanying notes to financial statements.

Ceres Tactical Currency L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$9,094	$-
Interest income allocated from the Master Fund(s)	7,855	9,082

Total investment income	16,949	9,082

Expenses:
Expenses allocated from the Master Funds	2,276	-
Clearing fees related to direct investments	5,077	-
Ongoing placement agent fees	31,757	45,214
General Partner fees	11,909	36,171
Management fees	14,814	33,910
Professional fees	46,569	-

Total expenses	112,402	115,295
Expenses borne by the General Partner	(40,426)	-

Net expenses	71,976	115,295

Net investment loss	(55,027)	(106,213)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master Funds:
Net realized gains (losses) on closed contracts	(81,479)	-
Net realized gains (losses) on closed contracts allocated from the Master Fund(s)	13,157	310,407
Net change in unrealized gains (losses) on open contracts	45,250	-
Net change in unrealized gains (losses) on open contracts allocated from the Master Fund(s)	92,107	531,712

Total trading results	69,035	842,119

Net income (loss)	$14,008	$735,906

Net income (loss) per Unit, Class A*	$0.02	$0.74

Weighted average number of Class A Units outstanding	738,216.857	1,001,786.389

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Currency L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2017	752,427.863	$6,362,994	$70,104	$6,433,098
Redemptions - Limited Partners	(34,766.600)	(299,562)	-	(299,562)
Net income (loss)	-	13,873	135	14,008

Partners’ Capital, March 31, 2018	717,661.263	$6,077,305	$70,239	$6,147,544

Partners’ Capital, December 31, 2016	1,028,828.887	$8,982,932	$112,063	$9,094,995
Redemptions - Limited Partners	(81,475.844)	(755,467)	-	(755,467)
Net income (loss)	-	726,530	9,376	735,906

Partners’ Capital, March 31, 2017	947,353.043	$8,953,995	$121,439	$9,075,434

See accompanying notes to financial statements.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Currency L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Master Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. Prior to the close of business on December 31, 2017, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and, prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership, and as the commodity pool operator and general partner or trading manager (in such capacity, the “Trading Manager”) of each Master Fund (as defined below). Ceres is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s and the Master Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for the Partnership/Master Funds. During the reporting periods and prior periods included in this report, the Partnership and the Master Funds also deposited a portion of their cash in a non-trading account at JPMorgan.

As of March 31, 2018, all trading decisions were made for the Partnership by AE Capital PTY Limited (“AE Capital”), P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and The Cambridge Strategy (Asset Management) Limited (“Cambridge”) (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. AE Capital and Cambridge manage the assets of the Partnership through the Partnership’s investment in CMF AE Capital Master Fund LLC, a Delaware limited liability company (“AE Capital Master Fund”) and Cambridge Master Fund L.P., a Delaware limited partnership (“Cambridge Master Fund” and collectively with AE Capital Master Fund the “Master Funds”), respectively, each of which is an affiliated fund. P/E Global and Greenwave each manage the assets of the Partnership directly through managed accounts in the Partnership’s name. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

AE Capital Master Fund and Cambridge Master Fund have each entered into a futures brokerage account agreement with MS&Co. AE Capital Master Fund and Cambridge Master Fund have also each entered into a foreign exchange prime brokerage agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. Pursuant to these agreements, the Partnership, directly or through its investment in the Master Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “Clearing fees”).

As of January 1, 2018, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee.

All Units issued prior to of January 1, 2018 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). As of March 31, 2018, there were no Units outstanding in Class Z.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. Effective January 1, 2018, the General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership, to the extent these expenses exceed 0.85% annually of the net assets of the Partnership. This includes the expenses related to the engagement of the Administrator. Prior to January 1, 2018, the General Partner fully reimbursed the Partnership for these expenses.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Master Funds. The Partnership carries its investment in the Master Funds based on the Partnership’s (1) respective net contribution to each Master Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Master Fund. The valuation of the Master Funds’ investments, including the classification within the fair value hierarchy of the investments held by the Master Funds, are described in Note 6, “Fair Value Measurements.”

Partnership’s/Master Funds’ Derivative Investments. All Futures Interests held by the Partnership/Master Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of “equity in trading account” in the Partnership’s/Master Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Master Funds’ Statements of Income and Expenses.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The Partnership and the Master Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Master Funds’ Statements of Income and Expenses.

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $154,394 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(4,573) (proceeds of $4,685) and $(0) (cost of $0) as of March 31, 2018 and December 31, 2017, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.09	$0.85
Net investment loss	(0.07)	(0.11)

Net increase (decrease) for the period	0.02	0.74
Net asset value per Unit, beginning of period	8.55	8.84

Net asset value per Unit, end of period	$8.57	$9.58

	For the Three Months Ended March 31,
	2018	2017
	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.5)%	(4.8)%

Operating expenses before expenses borne by the General Partner and incentive fees	7.2%	5.2%
Expenses borne by the General Partner	(2.6)%	-%
Incentive fees	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	4.6%	5.2%

Total return:
Total return before expenses borne by the General Partner and incentive fees	(0.4)%	8.4%
Expenses borne by the General Partner	0.6%	-%
Incentive fees	-%	-%

Total return after expenses borne by the General Partner and incentive fees	0.2%	8.4%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average limited partners’ capital of the Partnership, and include the income and expenses allocated from the Master Fund(s).

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments:

The Partnership and the Master Funds trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized appreciation or depreciation on open futures contracts or net unrealized appreciation or depreciation on open forwards contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from the Master Funds” from one period to the next in the Statements of Income and Expenses. The Partnership’s/Master Funds’ contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

In general, the risks associated with non-exchange traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to a non-exchange traded contract. The Partnership and the Master Funds have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership and the Master Funds trade is limited to the unrealized gain (loss) amounts reflected in the Partnership’s/Master Funds’ Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, “Fair Value Measurements.”

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on non-exchange traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to mitigate the Partnership’s/Master Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The U.S. Treasury bills and Futures Interests traded by the Partnership and the Master Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange traded forward currency contracts are settled upon termination of the contract. Gains and losses on non-exchange traded forward currency option contracts are settled on an agreed-upon settlement date.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

In the ordinary course of business, the Partnership and the Master Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Master Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Master Funds. The Partnership and the Master Funds consider the risk of any future obligation relating to these indemnifications to be remote.

5.	Trading Activities:

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategies. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Master Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2018 was 55. There were no direct investments at March 31, 2017.

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2018.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
March 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
MS&Co.
Futures	$48,622	$(3,484)	$45,138	$-	$-	$45,138

Total assets	$48,622	$(3,484)	$45,138	$-	$-	$45,138

Liabilities
MS&Co.
Futures	$(3,484)	$3,484	$-	$-	$-	$-

Total liabilities	$(3,484)	$3,484	$-	$-	$-	$-

Net fair value						$45,138	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2018. There were no direct investments held by the Partnership at March 31, 2017.

	March 31, 2018
Assets
Futures Contracts
Currencies	$48,192
Metals	430

Total unrealized appreciation on open futures contracts	48,622

Liabilities
Futures Contracts
Currencies	(900)
Indices	(615)
Interest Rates U.S.	(1,969)

Total unrealized depreciation on open futures contracts	(3,484)

Net unrealized appreciation on open futures contracts	$45,138	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2018. During the three months ended March 31, 2017, no derivative instruments were traded directly by the Partnership.

	Three Months Ended March 31,
Sector	2018
Currencies	$(23,518)
Energy	(11)
Indices	(7,390)
Interest Rates U.S.	4,994
Interest Rates Non-U.S.	(7,920)
Metals	(2,384)

Total	$(36,229	) *

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

6.	Fair Value Measurements:

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

The Partnership and the Master Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and for the periods ended March 31, 2018 and 2017, the Partnership and the Master Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$48,622	$48,622	$-	$-

Total assets	$48,622	$48,622	$-	$-

Liabilities
Futures	$3,484	$3,484	$-	$-

Total liabilities	$3,484	$3,484	$-	$-

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

7.	Investment in the Master Funds:

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in Cambridge Master Fund, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master Fund permits accounts managed now and in the future by Cambridge using Cambridge Asian Markets Alpha Programme and, from October 1, 2013, Cambridge Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master Fund. The General Partner and Cambridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decrease in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

On or about February 1, 2018, the Partnership allocated a portion of its assets to AE Capital for trading through investment in AE Capital Master Fund, a Delaware limited liability company. AE Capital Master Fund permits accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. Individual and pooled accounts currently managed by AE Capital, including the Partnership, are permitted to be limited partners of AE Capital Master Fund. The General Partner and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2018.

The Master Funds’ and the Partnership’s trading of Futures Interests is done primarily on U.S. and foreign commodity exchanges. The Master Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in a Master Fund withdraws all or part of its capital contribution and undistributed profits, if any, from the Master Fund as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Master Fund. However, for each Master Fund a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing placement agent fees, General Partner fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Master Funds and allocated to the Master Funds’ limited partners/member, including the Partnership. Effective January 1, 2018, Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Master Funds and allocated to the Partnership, and effective January 1, 2018, also charged directly at the Partnership level. Effective January 1, 2018, the General Partner reimburses the Partnership for Clearing fees and professional fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership.

As of March 31, 2018, the Partnership owned approximately 1.4% and 9.7% of Cambridge Master Fund and AE Capital Master Fund, respectively. Prior to the close of business on December 31, 2017, the Partnership owned approximately 22.9% of Cambridge Master Fund. It is the Partnership’s intention to continue to invest in the Master Funds. The performance of the Partnership is directly affected by the performance of the Master Funds. Expenses to investors as a result of the investment in the Master Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Master Funds is shown in the following tables:

	March 31, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$37,138,016	$1,512,787	$35,625,229
AE Capital Master Fund	24,093,051	143,719	23,949,332

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$31,063,463	$4,384,639	$26,678,824

Summarized information reflecting the Partnership’s investment in and the operations of the Master Funds is shown in the following tables:

	March 31, 2018		For the three months ended March 31, 2018

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master Fund	8.1%	$499,117	$122,993	Commodity Portfolio	Monthly
AE Capital Master Fund (1)	37.5%	2,307,274	(12,150)	Commodity Portfolio	Monthly

	December 31, 2017		For the three months ended March 31, 2017

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master Fund	100.0%	$6,430,471	$851,201	Commodity Portfolio	Monthly

The tables below represent summarized Income Statement Information for the Master Funds for the three months ended March 31, 2018 and 2017, respectively.

	For the three months ended March 31, 2018
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$85,288	$2,010,327	$2,095,615
AE Capital Master Fund (1)	38,714	(155,473)	(116,759)

	For the three months ended March 31, 2017
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$19,386	$4,721,492	$4,740,878

(1) From February 1, 2018, the date the Partnership invested into AE Capital Master Fund, through March 31, 2018.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Class Z Units were first issued on April 1, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Master Fund(s), (ii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iii) redemptions receivable from the Master Fund(s), (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Master Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

The Partnership’s/Master Funds’ investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership/Master Funds from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership/Master Funds from trading in potentially profitable markets or prevent the Partnership/Master Funds from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in Futures Interests trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, and redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2018, the Partnership’s capital decreased 4.4% from $6,433,098 to $6,147,544. This decrease was attributable to redemptions of 34,766.600 Class A limited partner Units totaling $299,562, which was partially offset by a net income of $14,008. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Master Funds record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets.

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

Greenwave’s Flagship Plus Program (the “Program”) is a Discretionary Global Macro strategy with an emphasis on trading G20 currencies. The Program incorporates a two-step investment process. Greenwave begins with top down, macroeconomic analysis to determine the fundamental themes in which to engage. The goal is to identify the dominant drivers in the current market environment with a focus on central bank activity, political trends, and geopolitical events. From this, Greenwave develops fundamental themes typically looking six to twelve months forward. In the second step, Greenwave employs a multi-layered quantitative process to identify the optimal timing and trade location at which to deploy risk in these themes. While themes are typically six to twelve months in duration, Greenwave will tactically trade around these core exposures.

P/E Global trades its FX Strategy Standard – MS Program on behalf of the Partnership. The FX Strategy Standard – MS Program, a proprietary investment strategy, is focused on the global currency markets. The FX Strategy Standard – MS Program is based on the belief of P/E Global that, by combining effective diversification, through analysis and continuous risk management, the investment objectives of the FX Strategy Standard – MS Program can be met with greater consistency.

The FX Strategy Standard – MS Program employs a quantitative Bayesian statistical approach that takes advantage of inefficiencies in the global markets, analyzing fundamental factors in a disciplined format and adjusting to market changes.

AE Capital trades its AE Systematic FX Fund Program on behalf of the Partnership. AE Capital’s philosophy is that markets are driven by fundamental themes and that those fundamental themes inherently change over time. The AE Systematic FX Fund Program, a proprietary systematic strategy, dynamically adapts to the fundamental themes quantified to be driving markets. New themes are identified by AE Capital primarily through fundamental research. Once a new theme is scientifically tested and deemed eligible it is incorporated into the theme adapting system framework. Capital is only allocated to a theme if the theme adapting system determines that the theme carries statistically significant information and improves the overall portfolio. Risk is minimized through a propriety portfolio construction technique that diversifies the portfolio in terms of the underlying currency exposures, trade time horizons and fundamental views.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2018.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2018 and December 31, 2017, respectively, and the change during the three months ended March 31, 2018.

Trading Advisor	Allocation as of March 31, 2018 (%)	Allocation as of December 31, 2017 (%)	Allocation as of March 31, 2018 ($)	Allocation as of December 31, 2017 ($)	Change during the period (%)
Cambridge	8.27%	100.00%	$508,105	$6,433,098	(92.10	) %
Greenwave	32.61	-	2,004,450	-	-
P/E Global	21.40	-	1,315,721	-	-
AE Capital	37.72	-	2,319,268	-	-

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2018 and 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and the Master Funds trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from the Master Funds” on open contracts, and recorded as “Net realized gains (losses) on closed contracts” and “Net realized gains (losses) on closed contracts allocated from the Master Funds,” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s first quarter of 2018, the Partnership’s net asset value per Class A Unit increased 0.2% from $8.55 to $8.57 as compared to an increase of 8.4% during the first quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $69,035. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in currencies and U.S. interest rates and were partially offset by losses in energy, non-U.S. interest rates, metals and indices. The Partnership, through its investment in Cambridge Master Fund, experienced a net trading gain before fees and expenses in the first quarter of 2017 of $842,119. Gains were primarily attributable to Cambridge Master Fund’s trading in currencies.

During the first quarter, the most notable gains were experienced during February from short positions in the Canadian dollar as the value of the U.S. dollar strengthened against its major counterparts. Additional gains were recorded from positions in the Chinese renminbi, Thai baht, Taiwan dollar, and Romanian leu. A portion of the Partnership’s trading gains for the first quarter was offset by losses incurred from positions in the euro, Indonesian rupiah, Hungarian forint, and Australian dollar.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Partnership and the Master Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Master Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Master Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master Funds’ main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s/Master Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Master Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Master Funds’ open contracts and the liquidity of the markets in which they trade.

The Partnership/Master Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Master Funds’ past performance is not necessarily indicative of future results.

Quantifying the Partnership’s and the Master Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Master Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Master Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/Master Funds’ open positions are directly reflected in the Partnership’s/Master Funds’ earnings and cash flow.

The Partnership’s and the Master Funds’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership/Master Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Master Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Master Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Master Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Master Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Master Funds’ attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership/Master Funds as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. P/E Global and Greenwave directly trade in managed accounts in the name of the Partnership. Cambridge and AE Capital each trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Master Funds over which it has been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Master Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by each Master Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018. As of March 31, 2018, the Partnership’s total capitalization was $6,147,544.

March 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$406,037	6.61%
Indices	10,715	0.17
Interest Rates U.S.	35,934	0.58
Metals	3,410	0.06

Total	$456,096	7.42%

As of December 31, 2017, the Partnership’s only investment was its investment in Cambridge Master Fund.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of March 31, 2018 and indirect investment in the Master Fund(s) by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2018 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$104,335	1.70%	$123,787	$-	$85,580
Indices	10,715	0.17	30,225	-	3,572
Interest Rates U.S.	35,934	0.58	35,934	-	12,895
Metals	3,410	0.06	3,850	-	1,137

Total	$154,394	2.51%

* Average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2017.

As of March 31, 2018, Cambridge Master Fund’s total capitalization was   $35,625,229 and the Partnership owned approximately 1.4% of Cambridge Master Fund. As of March 31, 2018, Cambridge Master Fund’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$21,499,116	60.35%	$30,767,671	$3,976,149	$15,757,651

Total	$21,499,116	60.35%

* Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, Cambridge Master Fund’s total capitalization was $30,318,252 and the Partnership owned approximately 22.9% of Cambridge Master Fund. As of December 31, 2017, Cambridge Master Fund’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,074,088	26.63%	$33,190,552	$6,699,509	$17,900,275

Total	$8,074,088	26.63%

* Annual average of month-end Values at Risk.

As of March 31, 2018, AE Capital Master Fund’s total capitalization was $23,949,332 and the Partnership owned approximately 9.7% of AE Capital Master Fund. As of March 31, 2018, AE Capital Master Fund’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading) was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,360	0.03%	$323,814	$-	$2,453

Total	$7,360	0.03%

* Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York Court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were no subscriptions of Class A Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds of net offerings are used in the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	14,945.291	$8.55	N/A	N/A
February 1, 2018 - February 28, 2018	12,742.435	$8.72	N/A	N/A
March 1, 2018 - March 31, 2018	7,078.874	$8.57	N/A	N/A
	34,766.600	$8.62

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

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.