Form 10-Q
period 2018-06-30
CERES TACTICAL CURRENCY L.P.
filed 2018-08-09
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes X    No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No _

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

Yes _No X

As of July 31, 2018, 648,289.908 Limited Partnership Class A Units were outstanding and 0.000 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Currency L.P.

Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Investment in the Master Fund(s) (1), at fair value	$ 2,441,059	$6,430,471
Redemptions receivable from the Master Fund(s) (1)	110,076	501,270
Equity in trading account:
Unrestricted cash	3,310,360	-
Restricted cash	94,867	-
Net unrealized appreciation on open futures contracts	29,677	-

Total equity in trading accounts	3,434,904	-

Expense reimbursement receivable	14,357	-
Cash at bank	-	1,000
Interest receivable	6,515	1,627

Total assets	$6,006,911	$6,934,368

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$9,639	$11,824
General Partner fees	3,658	9,460
Management fees	4,858	8,868
Incentive fees	30,370	-
Professional fees	54,850	-
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	101,211	446,118

Total liabilities	204,586	501,270

Partners’ Capital:
General Partner, Class A, 0.000 and 8,199.927 Units outstanding at June 30, 2018 and December 31, 2017, respectively	-	70,104
General Partner, Class Z, 7,027.337 and 0.000 Units outstanding at June 30, 2018 and December 31, 2017, respectively	71,786	-
Limited Partners, Class A, 658,148.758 and 744,227.936 Units outstanding at June 30, 2018 and December 31, 2017, respectively	5,730,539	6,362,994

Total partners’ capital (net asset value)	5,802,325	6,433,098

Total liabilities and partners’ capital	$6,006,911	$6,934,368

Net asset value per Unit, Class A	$8.71	$8.55

Net asset value per Unit, Class Z	$10.22	$-

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Currency L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2	$301	0.00	%*

Total futures contracts purchased		301	0.00	*

Futures Contracts Sold
Currencies	45	29,470	0.51
Interest Rates U.S.	1	(94)	(0.00)	*

Total futures contracts sold		29,376	0.51

Net unrealized appreciation on open futures contracts		$29,677	0.51%

Investment in the Master Funds
Cambridge Master Fund L.P.		$327,236	5.64%
CMF AE Capital Master Fund LLC		2,113,823	36.43

Total investment in the Master Funds		$2,441,059	42.07%

*  Due to rounding

See accompanying notes to financial statements.

Ceres Tactical Currency L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$11,252	$-	$20,346	$-
Interest income allocated from the Master Fund(s)	8,912	12,358	16,767	21,440

Total investment income	20,164	12,358	37,113	21,440

Expenses:
Expenses allocated from the Master Funds	5,043	-	7,319	-
Clearing fees related to direct investments	7,503	-	12,580	-
Ongoing placement agent fees	29,695	44,791	61,452	90,005
General Partner fees	11,268	35,832	23,177	72,003
Management fees	14,968	33,593	29,782	67,503
Incentive fees	30,370	-	30,370	-
Professional fees	43,853	-	90,422	-

Total expenses	142,700	114,216	255,102	229,511
Expenses borne by the General Partner	(43,629)	-	(84,055)	-

Net expenses	99,071	114,216	171,047	229,511

Net investment loss	(78,907)	(101,858)	(133,934)	(208,071)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master Funds: Net realized gains (losses) on closed contracts	269,746	-	188,267	-
Net realized gains (losses) on closed contracts allocated from the Master Fund(s)	(84,091)	394,620	(70,934)	705,027
Net change in unrealized gains (losses) on open contracts	(15,311)	-	29,939	-
Net change in unrealized gains (losses) on open contracts allocated from the Master Fund(s)	6,719	(213,622)	98,826	318,090

Total trading results	177,063	180,998	246,098	1,023,117

Net income (loss)	$98,156	$79,140	$112,164	$815,046

Net income (loss) per Unit*:
Class A	$0.14	$0.08	$0.16	$0.82

Class Z	$0.22	$-	$0.22	$-

Weighted average number of Units outstanding:
Class A	690,429.988	931,844.378	714,323.423	966,815.384

Class Z	7,027.337	-	7,027.337	-

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Currency L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$6,433,098	752,427.863	$-	-	$6,433,098	752,427.863
Subscriptions - General Partner	-	-	70,274	7,027.337	70,274	7,027.337
Redemptions - General Partner	(70,239)	(8,199.927)	-	-	(70,239)	(8,199.927)
Redemptions - Limited Partners	(742,972)	(86,079.178)	-	-	(742,972)	(86,079.178)
Net income (loss)	110,652	-	1,512	-	112,164	-

Partners’ Capital, June 30, 2018	$5,730,539	658,148.758	$71,786	7,027.337	$5,802,325	665,176.095

Partners’ Capital, December 31, 2016	$9,094,995	1,028,828.887	$-	-	$9,094,995	1,028,828.887
Redemptions - General Partner	(15,000)	(1,552.795)	-	-	(15,000)	(1,552.795)
Redemptions - Limited Partners	(1,275,890)	(135,430.781)	-	-	(1,275,890)	(135,430.781)
Net income (loss)	815,046	-	-	-	815,046	-

Partners’ Capital, June 30, 2017	$8,619,151	891,845.311	$-	-	$8,619,151	891,845.311

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

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s and the Master Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for the Partnership/Master Funds. During prior periods included in this report, the Partnership and the Master Funds also deposited a portion of their cash in a non-trading account at JPMorgan.

As of June 30, 2018, all trading decisions were made for the Partnership by AE Capital PTY Limited (“AE Capital”), P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and The Cambridge Strategy (Asset Management) Limited (“Cambridge”) (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. AE Capital and Cambridge manage the assets of the Partnership through the Partnership’s investment in CMF AE Capital Master Fund LLC, a Delaware limited liability company (“AE Capital Master Fund”) and Cambridge Master Fund L.P., a Delaware limited partnership (“Cambridge Master Fund” and collectively with AE Capital Master Fund the “Master Funds”), respectively, each of which is an affiliated fund. P/E Global and Greenwave each manage the assets of the Partnership directly through managed accounts in the Partnership’s name. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

All Units issued prior to January 1, 2018 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class Z Units were first issued on April 1, 2018.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $94,867 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(7,674) (proceeds of $7,936) and $(0) (cost of $0) as of June 30, 2018 and December 31, 2017, respectively.

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

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.25	$0.19	$0.35	$1.04
Net investment loss	(0.11)	(0.11)	(0.19)	(0.22)

Net increase (decrease) for the period	0.14	0.08	0.16	0.82
Net asset value per Unit, beginning of period	8.57	9.58	8.55	8.84

Net asset value per Unit, end of period	$8.71	$9.66	$8.71	$9.66

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.8)%	(4.6)%	(3.9)%	(4.7)%

Operating expenses before expenses borne by the General Partner and incentive fees	7.6%	5.2%	7.4%	5.2%
Expenses borne by the General Partner	(2.9)%	-%	(2.8)%	-%
Incentive fees	0.5%	-%	0.5%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.2%	5.2%	5.1%	5.2%

Total return:
Total return before incentive fees	2.1%	0.8%	2.4%	9.3%
Incentive fees	(0.5)%	-%	(0.5)%	-%

Total return after incentive fees	1.6%	0.8%	1.9%	9.3%

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

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Master Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2018 was 43. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2018 was 49. There were no direct investments at June 30, 2017.

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2018.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
M S&Co.
Futures	$40,785	$(11,108)	$29,677	$-	$-	$29,677

Total assets	$40,785	$(11,108)	$29,677	$-	$-	$29,677

Liabilities
M S&Co.
Futures	$(11,108)	$11,108	$-	$-	$-	$-

Total liabilities	$(11,108)	$11,108	$-	$-	$-	$-

Net fair value						$29,677	*

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

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2018. There were no direct investments held by the Partnership at December 31, 2017.

	June 30, 2018
Assets
Futures Contracts
Currencies	$40,785

Total unrealized appreciation on open futures contracts	40,785

Liabilities
Futures Contracts
Currencies	(11,014)
Interest Rates U.S.	(94)

Total unrealized depreciation on open futures contracts	(11,108)

Net unrealized appreciation on open futures contracts	$29,677	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, no derivative instruments were traded directly by the Partnership.

	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2018		2018
Currencies	$248,280		$224,762
Energy	2,006		1,995
Indices	3,672		(3,718)
Interest Rates U.S.	6,017		11,011
Interest Rates Non-U.S.	(341)		(8,261)
Metals	(5,199)		(7,583)

Total	$254,435	*	$218,206	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

6.	Fair Value Measurements:

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

The Partnership and the Master Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and for the periods ended June 30, 2018 and 2017, the Partnership and the Master Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$40,785	$40,785	$-	$-

Total assets	$40,785	$40,785	$-	$-

Liabilities
Futures	$11,108	$11,108	$-	$-

Total liabilities	$11,108	$11,108	$-	$-

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

7.	Investment in the Master Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2018.

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

Management fees, ongoing placement agent fees, General Partner fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Master Funds and allocated to the Master Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Master Funds and allocated to the Partnership, and effective January 1, 2018, also charged directly at the Partnership level. Effective January 1, 2018, the General Partner reimburses the Partnership for Clearing fees and professional fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership.

As of June 30, 2018, the Partnership owned approximately 1.0% and 8.7% of Cambridge Master Fund and AE Capital Master Fund, respectively. Prior to the close of business on December 31, 2017, the Partnership owned approximately 22.9% of Cambridge Master Fund. It is the Partnership’s intention to continue to invest in the Master Funds. The performance of the Partnership is directly affected by the performance of the Master Funds. Expenses to investors as a result of the investment in the Master Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Master Funds is shown in the following tables:

	June 30, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$33,813,915	$1,536,570	$32,277,345
AE Capital Master Fund	24,711,030	213,820	24,497,210

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$31,063,463	$4,384,639	$26,678,824

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Master Funds is shown in the following tables:

	June 30, 2018		For the three months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Master Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master Fund	5.6%	$327,236	$(16,122)	$250	$175	$(16,547)	Commodity Portfolio	Monthly
AE Capital Master Fund	36.4%	2,113,823	(52,338)	3,019	1,599	(56,956)	Commodity Portfolio	Monthly

Total		$2,441,059	$(68,460)	$3,269	$1,774	$(73,503)

	June 30, 2018		For the six months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Master Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master Fund	5.6%	$327,236	$107,667	$559	$662	$106,446	Commodity Portfolio	Monthly
AE Capital Master Fund (1)	36.4%	2,113,823	(63,008)	3,343	2,755	(69,106)	Commodity Portfolio	Monthly

Total		$2,441,059	$44,659	$3,902	$3,417	$37,340

	December 31, 2017		For the three months ended June 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Master Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master Fund	100.0%	$6,430,471	$193,356	$-	$-	$193,356	Commodity Portfolio	Monthly

Total		$6,430,471	$193,356	$-	$-	$193,356

	December 31, 2017		For the six months ended June 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Master Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master Fund	100.0%	$6,430,471	$1,044,557	$-	$-	$1,044,557	Commodity Portfolio	Monthly

Total		$6,430,471	$1,044,557	$-	$-	$1,044,557

(1)	From February 1, 2018, the date the Partnership invested into AE Capital Master Fund, through June 30, 2018.

Ceres Tactical Currency L.P.

Notes to Financial Statements

(Unaudited)

The tables below represent summarized Income Statement Information for the Master Funds for the three and six months ended June 30, 2018 and 2017, respectively.

	For the three months ended June 30, 2018
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$99,367	$(517,681)	$(418,314)
AE Capital Master Fund	50,825	(658,284)	(607,459)

	For the six months ended June 30, 2018
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$184,655	$1,492,646	$1,677,301
AE Capital Master Fund (1)	89,539	(813,757)	(724,218)

	For the three months ended June 30, 2017
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$44,132	$937,924	$982,056

	For the six months ended June 30, 2017
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$63,518	$5,659,416	$5,722,934

(1)	From February 1, 2018, the date the Partnership invested into AE Capital Master Fund, through June 30, 2018.

8.	Subsequent Events:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Master Fund(s), (ii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iii) redemptions receivable from the Master Fund(s), (iv) cash at bank, (v) expense reimbursement receivable and (vi) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Master Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

For the six months ended June 30, 2018, the Partnership’s capital decreased 9.8% from $6,433,098 to $5,802,325. This decrease was attributable to redemptions of 86,079.178 Class A limited partner Units totaling $742,972 and redemptions of 8,199.927 Class A General Partner Units totaling $70,239, which was partially offset by subscriptions of 7,027.337 Class Z General Partner Units totaling $70,274 and net income of $112,164. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2018.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2018 and March 31, 2018, respectively, and the change during the three months ended June 30, 2018.

Trading Advisor	Allocation as of June 30, 2018 (%)	Allocation as of March 31, 2018 (%)	Allocation as of June 30, 2018 ($)	Allocation as of March 31, 2018 ($)	Change during the period (%)

Cambridge	5.82%	8.27%	$337,753	$508,105	(33.53) %
Greenwave	35.43	32.61	2,056,037	2,004,450	2.57
P/E Global	21.92	21.40	1,271,789	1,315,721	(3.34)
AE Capital	36.83	37.72	2,136,746	2,319,268	(7.87)

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2018 and 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2018, the Partnership’s net asset value per Class A Unit increased 1.6% from $8.57 to $8.71 as compared to an increase of 0.8% during the second quarter of 2017. During the Partnership’s second quarter of 2018, the Partnership’s net asset value per Class Z Unit increased 2.2% from $10.00 to $10.22. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2018 of $177,063. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in currencies, energy, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals. The Partnership, through its investment in Cambridge Master Fund, experienced a net trading gain before fees and expenses in the second quarter of 2017 of $180,998. Gains were primarily attributable to Cambridge Master Fund’s trading in currencies.

The most notable gains were experienced during May and June from short positions in the euro and British pound as the value of the U.S. dollar strengthened against its major counterparts. Additional gains were recorded from positions in the Hungarian forint, Japanese yen, Korean won, and New Zealand dollar. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred from positions in the Australian dollar, South African rand, Indian rupee, and Russian ruble.

During the Partnership’s six months ended June 30, 2018, the Partnership’s net asset value per Unit increased 1.9% from $8.55 to $8.71 as compared to an increase of 9.3% in the six months ended June 30, 2017. For the period from April 1, 2018 (date of first issuance) to June 30, 2018, the Partnership’s net asset value per Class Z Unit increased 2.2% from $10.00 to $10.22. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $246,098. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in currencies, energy and U.S. interest rates and were partially offset by losses in non-U.S. interest rates, metals and indices. The Partnership, through its investment in Cambridge Master Fund, experienced a net trading gain before fees and expenses in the six months ended June 30, 2017 of $1,023,117. Gains were primarily attributable to Cambridge Master Fund’s trading in currencies.

The most notable gains were experienced during the second quarter from short positions in the euro and British pound as the value of the U.S. dollar strengthened against its major counterparts. Additional gains were recorded from positions in the Chinese renminbi, Canadian dollar, Thai baht, Singapore dollar, and Taiwan dollar. A portion of the Partnership’s trading gains for the first six months of the year was offset by losses incurred from positions in the Australian dollar Indonesian rupiah, Indian Rupee, and Columbian peso.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. P/E Global and Greenwave directly trade in managed accounts in the name of the Partnership. Cambridge and AE Capital each trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Master Fund over which it has been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Master Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by each Master Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018. As of June 30, 2018, the Partnership’s total capitalization was $5,802,325.

June 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$245,616	4.23%
Interest Rates U.S.	2,530	0.05

Total	$248,146	4.28%

As of December 31, 2017, the Partnership’s only investment was its investment in Cambridge Master Fund.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of June 30, 2018 and indirect investment in the Master Fund(s) by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2018 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$92,337	1.59%	$141,125	$61,050	$85,415
Interest Rates U.S.	2,530	0.04	15,706	-	843

Total	$94,867	1.63%

* Average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2017.

As of June 30, 2018, Cambridge Master Fund’s total capitalization was $32,277,345 and the Partnership owned approximately 1.0% of Cambridge Master Fund. As of June 30, 2018, Cambridge Master Fund’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$15,327,893	47.49%	$25,625,946	$8,893,418	$14,057,357

Total	$15,327,893	47.49%

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

As of June 30, 2018, AE Capital Master Fund’s total capitalization was $24,497,210 and the Partnership owned approximately 8.7% of AE Capital Master Fund. As of June 30, 2018, AE Capital Master Fund had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were no subscriptions of Class A Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds of net offerings are used in the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	17,401.584	$ 8.61	N/A	N/A
May 1, 2018 - May 31, 2018	22,290.877	$ 8.63	N/A	N/A
June 1, 2018 - June 30, 2018	11,620.117	$ 8.71	N/A	N/A
	51,312.578	$ 8.64

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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.