Form 10-Q
period 2018-09-30
CERES TACTICAL CURRENCY L.P.
filed 2018-11-08
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-31563

CERES TACTICAL GLOBAL L.P.

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes    No X

As of October 31, 2018, 598,920.890 Limited Partnership Class A Units were outstanding and 0.000 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Master Fund(s) (1), at fair value	$1,968,447	$6,430,471
Redemptions receivable from the Master Fund(s) (1)	154,808	501,270
Equity in trading account:
Unrestricted cash	3,356,222	-
Restricted cash	101,640	-

Total equity in trading accounts	3,457,862	-

Expense reimbursement receivable	13,316	-
Cash at bank	-	1,000
Interest receivable	6,658	1,627

Total assets	$5,601,091	$6,934,368

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$10,352	$-
Accrued expenses:
Ongoing placement agent fees	9,215	11,824
General Partner fees	3,501	9,460
Management fees	4,493	8,868
Incentive fees	3,339	-
Professional fees	68,432	-
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	147,080	446,118

Total liabilities	246,412	501,270

Partners’ Capital:
General Partner, Class A, 0.000 and 8,199.927 Units outstanding at September 30, 2018 and December 31, 2017, respectively	-	70,104
General Partner, Class Z, 7,027.337 and 0.000 Units outstanding at September 30, 2018 and December 31, 2017, respectively	71,109	-
Limited Partners, Class A, 615,673.877 and 744,227.936 Units outstanding at September 30, 2018 and December 31, 2017, respectively	5,283,570	6,362,994

Total partners’ capital (net asset value)	5,354,679	6,433,098

Total liabilities and partners’ capital	$5,601,091	$6,934,368

Net asset value per Unit, Class A	$8.58	$8.55

Net asset value per Unit, Class Z	$10.12	$-

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($ )/		% of Partners’
	Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	2	$(5,024)	(0.09)%
Indices	1	2,627	0.05

Total futures contracts purchased		(2,397)	(0.04)

Futures Contracts Sold
Currencies	41	(7,997)	(0.15)
Interest Rates U.S.	2	42	0.00 *

Total futures contracts sold		(7,955)	(0.15)

Net unrealized depreciation on open futures contracts		$(10,352)	(0.19)%

Investment in the Master Funds
Cambridge Master Fund L.P.		$289,981	5.41%
CMF AE Capital Master Fund LLC		1,678,466	31.35

Total investment in the Master Funds		$1,968,447	36.76%

*	Due to rounding

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$12,503	$-	$32,849	$-
Interest income allocated from the Master Fund(s)	8,992	14,389	25,759	35,829

Total investment income	21,495	14,389	58,608	35,829

Expenses:
Expenses allocated from the Master Funds	4,275	-	11,594	-
Clearing fees related to direct investments	6,167	-	18,747	-
Ongoing placement agent fees	28,103	41,663	89,555	131,668
General Partner fees	10,673	33,331	33,850	105,334
Management fees	13,903	31,247	43,685	98,750
Incentive fees	3,338	-	33,708	-
Professional fees	43,742	-	134,164	-

Total expenses	110,201	106,241	365,303	335,752
Expenses borne by the General Partner	(42,087)	-	(126,142)	-

Net expenses	68,114	106,241	239,161	335,752

Net investment loss	(46,619)	(91,852)	(180,553)	(299,923)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Master Funds:
Net realized gains (losses) on closed contracts	91,865	-	280,132	-
Net realized gains (losses) on closed contracts allocated from the Master Fund(s)	(66,289)	(231,894)	(137,223)	473,133
Net change in unrealized gains (losses) on open contracts	(40,003)	-	(10,064)	-
Net change in unrealized gains (losses) on open contracts allocated from the Master Fund(s)	(19,098)	(162,827)	79,728	155,263

Total trading results	(33,525)	(394,721)	212,573	628,396

Net income (loss)	$(80,144)	$(486,573)	$32,020	$328,473

Net income (loss) per Unit*:
Class A	$(0.13)	$(0.55)	$0.03	$0.27

Class Z	$(0.10)	$-	$0.12	$-

Weighted average number of Units outstanding:
Class A	646,418.248	878,755.022	691,688.364	937,461.930

Class Z	7,027.337	-	7,027.337	-

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$6,433,098	752,427.863	$-	-	$6,433,098	752,427.863
Subscriptions - General Partner	-	-	70,274	7,027.337	70,274	7,027.337
Redemptions - General Partner	(70,239)	(8,199.927)	-	-	(70,239)	(8,199.927)
Redemptions - Limited Partners	(1,110,474)	(128,554.059)	-	-	(1,110,474)	(128,554.059)
Net income (loss)	31,185	-	835	-	32,020	-

Partners’ Capital, September 30, 2018	$5,283,570	615,673.877	$71,109	7,027.337	$5,354,679	622,701.214

Partners’ Capital, December 31, 2016	$9,094,995	1,028,828.887	$-	-	$9,094,995	1,028,828.887
Redemptions - General Partner	(15,000)	(1,552.795)	-	-	(15,000)	(1,552.795)
Redemptions - Limited Partners	(1,622,089)	(172,607.602)	-	-	(1,622,089)	(172,607.602)
Net income (loss)	328,473	-	-	-	328,473	-

Partners’ Capital, September 30, 2017	$7,786,379	854,668.490	$-	-	$7,786,379	854,668.490

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

1.      Organization:

Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Master Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. Prior to the close of business on December 31, 2017, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and, prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s and the Master Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for the Partnership/Master Funds. During prior periods included in this report, the Partnership and the Master Funds also deposited a portion of their cash in a non-trading account at JPMorgan.

As of September 30, 2018, all trading decisions were made for the Partnership by AE Capital PTY Limited (“AE Capital”), P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and The Cambridge Strategy (Asset Management) Limited (“Cambridge”) (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. AE Capital and Cambridge manage the assets of the Partnership through the Partnership’s investment in CMF AE Capital Master Fund LLC, a Delaware limited liability company (“AE Capital Master Fund”) and Cambridge Master Fund L.P., a Delaware limited partnership (“Cambridge Master Fund” and collectively with AE Capital Master Fund the “Master Funds”), respectively, each of which is an affiliated fund. P/E Global and Greenwave each manage the assets of the Partnership directly through managed accounts in the Partnership’s name. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

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

2.      Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

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

Restricted and Unrestricted Cash. The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. All of these amounts are maintained separately. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $101,640 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,814) (proceeds of $2,102) and $(0) (cost of $0) as of September 30, 2018 and December 31, 2017, respectively.

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

3.      Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Class A	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(0.06)	$(0.45)	$0.29	$0.59
Net investment loss	(0.07)	(0.10)	(0.26)	(0.32)

Net increase (decrease) for the period	(0.13)	(0.55)	0.03	0.27
Net asset value per Unit, beginning of period	8.71	9.66	8.55	8.84

Net asset value per Unit, end of period	$8.58	$9.11	$8.58	$9.11

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.1)%	(4.4)%	(3.9)%	(4.6)%

Operating expenses before expenses borne by the
General Partner and incentive fees	7.6%	5.1%	7.5%	5.2%
Expenses borne by the General Partner	(3.0)%	-%	(2.8)%	-%
Incentive fees	0.1%	-%	0.6%	-%

Operating expenses after expenses borne by the
General Partner and incentive fees	4.7%	5.1%	5.3%	5.2%

Total return:
Total return before incentive fees	(1.4)%	(5.7)%	1.0%	3.1%
Incentive fees	(0.1)%	-%	(0.6)%	-%

Total return after incentive fees	(1.5)%	(5.7)%	0.4%	3.1%

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

4.      Financial Instruments:

The Partnership and the Master Funds trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized appreciation or depreciation on open futures contracts or net unrealized appreciation or depreciation on open forward contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from the Master Funds” from one period to the next in the Statements of Income and Expenses. The Partnership’s/Master Funds’ contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

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

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Master Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2018 was 36. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2018 was 45. There were no direct investments at September 30, 2017.

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2018.

September 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$7,698	$(7,698)	$-	$-	$-	$-

Total assets	$7,698	$(7,698)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(18,050)	$7,698	$(10,352)	$-	$-	$(10,352)

Total liabilities	$(18,050)	$7,698	$(10,352)	$-	$-	$(10,352)

Net fair value						$(10,352)	*

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2018. There were no direct investments held by the Partnership at December 31, 2017.

	September 30, 2018
Assets
Futures Contracts
Currencies	$5,029
Indices	2,627
Interest Rates U.S.	42

Total unrealized appreciation on open futures contracts	7,698

Liabilities
Futures Contracts
Currencies	(18,050)

Total unrealized depreciation on open futures contracts	(18,050)

Net unrealized depreciation on open futures contracts	$(10,352)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, no derivative instruments were traded directly by the Partnership.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2018		2018
Currencies	$53,946		$278,708
Energy	1,556		3,551
Indices	4,951		1,233
Interest Rates U.S.	(2,918)		8,093
Interest Rates Non-U.S.	(5,255)		(13,516)
Metals	(418)		(8,001)

Total	$51,862	*	$270,068	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

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

The Partnership and the Master Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and for the periods ended September 30, 2018 and 2017, the Partnership and the Master Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

September 30, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$7,698	$7,698	$-	$-

Total assets	$7,698	$7,698	$-	$-

Liabilities
Futures	$18,050	$18,050	$-	$-

Total liabilities	$18,050	$18,050	$-	$-

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

7.     Investment in the Master Funds:

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in Cambridge Master Fund, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master Fund permits accounts managed now and in the future by Cambridge using Cambridge Asian Markets Alpha Programme and, from October 1, 2013, Cambridge Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master Fund. The General Partner and Cambridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2018.

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

As of September 30, 2018, the Partnership owned approximately 1.1% and 7.3% of Cambridge Master Fund and AE Capital Master Fund, respectively. Prior to the close of business on December 31, 2017, the Partnership owned approximately 22.9% of Cambridge Master Fund. It is the Partnership’s intention to continue to invest in the Master Funds. The performance of the Partnership is directly affected by the performance of the Master Funds. Expenses to investors as a result of the investment in the Master Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Master Funds is shown in the following tables:

	September 30, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$29,721,311	$3,245,790	$26,475,521
AE Capital Master Fund	23,496,945	629,767	22,867,178

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$31,063,463	$4,384,639	$26,678,824

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Master Funds is shown in the following tables:

	September 30, 2018		For the three months ended September 30, 2018
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Master Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Cambridge Master Fund	5.4%	$289,981	$(33,790)	$219	$164	$(34,173)	Commodity Portfolio	Monthly
AE Capital Master Fund	31.4%	1,678,466	(42,605)	2,462	1,430	(46,497)	Commodity Portfolio	Monthly

Total		$1,968,447	$(76,395)	$2,681	$1,594	$(80,670)

	September 30, 2018		For the nine months ended September 30, 2018
	% of Partners’ Capital	Fair Value		Expenses		Net Income (Loss)
Master Funds			Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Cambridge Master Fund	5.4%	$289,981	$73,877	$778	$826	$72,273	Commodity Portfolio	Monthly
AE Capital Master Fund (1)	31.4%	1,678,466	(105,613)	5,805	4,185	(115,603)	Commodity Portfolio	Monthly

Total		$1,968,447	$(31,736)	$6,583	$5,011	$(43,330)

	December 31, 2017		For the three months ended September 30, 2017
	% of Partners’ Capital	Fair Value		Expenses		Net Income (Loss)
Master Funds			Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Cambridge Master Fund	100.0%	$6,430,471	$(380,332)	$-	$-	$(380,332)	Commodity Portfolio	Monthly

Total		$6,430,471	$(380,332)	$-	$-	$(380,332)

	December 31, 2017		For the nine months ended September 30, 2017
	% of Partners’ Capital	Fair Value		Expenses		Net Income (Loss)
Master Funds			Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Cambridge Master Fund	100.0%	$6,430,471	$664,225	$-	$-	$664,225	Commodity Portfolio	Monthly

Total		$6,430,471	$664,225	$-	$-	$664,225

(1)	From February 1, 2018, the date the Partnership invested into AE Capital Master Fund, through September 30, 2018.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

The tables below represent summarized Income Statement information for the Master Funds for the three and nine months ended September 30, 2018 and 2017, respectively.

	For the three months ended September 30, 2018
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$102,313	$(3,445,315)	$(3,343,002)
AE Capital Master Fund	67,934	(657,511)	(589,577)

	For the nine months ended September 30, 2018
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$286,968	$(1,952,669)	$(1,665,701)
AE Capital Master Fund (1)	157,473	(1,471,268)	(1,313,795)

	For the three months ended September 30, 2017
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$42,206	$(1,947,071)	$(1,904,865)

	For the nine months ended September 30, 2017
	Net Investment Income	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$105,724	$3,712,345	$3,818,069

(1)	From February 1, 2018, the date the Partnership invested into AE Capital Master Fund, through September 30, 2018.

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

Effective October 1, 2018, the Partnership, the General Partner, Cambridge, and Mesirow Financial International UK Limited (“Mesirow”), entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transfers all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013, and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. As of and after October 1, 2018, Mesirow has undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge.

On October 10, 2018, Cambridge, Mesirow, the Cambridge Master Fund and JPMorgan entered into an amendment and assignment agreement, dated October 10, 2018 (the “Assignment Agreement”), effective as of October 1, 2018, to the Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017 (the “FXBAA”), pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FXBAA, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FXBAA, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

(Unaudited)

On October 10, 2018, the Cambridge Master Fund and JPMorgan entered into an amendment, dated as of October 10, 2018 (the “ISDA Amendment”), effective as of October 1, 2018, to the Schedule to the 2002 ISDA Master Agreement, dated as of July 12, 2017, between the Master Fund and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

As of November 1, 2018, the Partnership entered into an alternative investment selling agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc., and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Master Fund(s), (ii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iii) redemptions receivable from the Master Fund(s), (iv) cash at bank, (v) expense reimbursement receivable and (vi) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Master Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, the Partnership’s capital decreased 16.8% from $6,433,098 to $5,354,679. This decrease was attributable to redemptions of 128,554.059 Class A limited partner Units totaling $1,110,474 and redemptions of 8,199.927 Class A General Partner Units totaling $70,239, which was partially offset by subscriptions of 7,027.337 Class Z General Partner Units totaling $70,274 and net income of $32,020. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2018.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2018 and June 30, 2018, respectively, and the change during the three months ended September 30, 2018.

Trading Advisor	Allocation as of September 30, 2018 (% )	Allocation as of June 30, 2018 (% )	Allocation as of September 30, 2018 ($)	Allocation as of June 30, 2018 ($)	Change during the period (% )
Cambridge	5.61%	5.82%	$300,200	$337,753	(11.12) %
Greenwave	38.68	35.43	2,070,998	2,056,037	0.73
P/E Global	23.95	21.92	1,282,685	1,271,789	0.86
AE Capital	31.76	36.83	1,700,796	2,136,746	(20.40)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2018 and 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2018, the Partnership’s net asset value per Class A Unit decreased 1.5% from $8.71 to $8.58 as compared to a decrease of 5.7% during the third quarter of 2017. During the Partnership’s third quarter of 2018, the Partnership’s net asset value per Class Z Unit decreased 1.0 % from $10.22 to $10.12. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $33,525. Losses were primarily attributable to the Partnership’s/Master Funds’ trading in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in energy and indices. The Partnership, through its investment in Cambridge Master Fund, experienced a net trading loss before fees and expenses in the third quarter of 2017 of $394,721. Losses were primarily attributable to Cambridge Master Fund’s trading in currencies.

The most notable losses were experienced during July and September from positions in the Australian dollar versus the U.S. dollar as the as the relative value of the Pacific nation currency whipsawed throughout the quarter. Additional losses were recorded from positions in the Mexican peso, Canadian dollar, and British pound. A portion of the Partnership’s trading losses for the third quarter was offset by gains experienced from positions in the Japanese yen, New Zealand dollar, and euro.

During the Partnership’s nine months ended September 30, 2018, the Partnership’s net asset value per Class A Unit increased 0.4% from $8.55 to $8.58 as compared to an increase of 3.1% in the nine months ended September 30, 2017. For the period from April 1, 2018 (date of first issuance) to September 30, 2018, the Partnership’s net asset value per Class Z Unit increased 1.2% from $10.00 to $10.12. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2018 of 212,573. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in currencies, energy, indices and U.S. interest rates and were partially offset by losses in non-U.S. interest rates and metals. The Partnership, through its investment in Cambridge Master Fund, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2017 of $628,396. Gains were primarily attributable to Cambridge Master Fund’s trading in currencies.

The most notable gains were experienced during the second quarter from short positions in the euro and British pound as the value of the U.S. dollar strengthened against its major counterparts. Additional gains were recorded from positions in the Chinese renminbi, Canadian dollar, Thai baht, New Zealand dollar, and Singapore dollar. A portion of the Partnership’s trading gains for the first nine months of the year was offset by losses incurred from positions in the Australian dollar, Indonesian rupiah, Indian rupee, and Mexican peso.

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

Quantifying the Partnership’s and the Master Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Master Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018. As of September 30, 2018, the Partnership’s total capitalization was $5,354,679.

September 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$184,124	3.44%
Indices	5,720	0.11
Interest Rates U.S.	5,060	0.09

Total	$194,904	3.64%

As of December 31, 2017, the Partnership’s only investment was its investment in Cambridge Master Fund.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of September 30, 2018 and indirect investment in the Master Fund(s) by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2018 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$90,860	1.70%	$122,265	$60,455	$72,527
Indices	5,720	0.11	31,847	-	1,907
Interest Rates U.S.	5,060	0.09	10,120	-	1,687

Total	$101,640	1.90%

* Average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2017.

As of September 30, 2018, Cambridge Master Fund’s total capitalization was $26,475,521 and the Partnership owned approximately 1.1% of Cambridge Master Fund. As of September 30, 2018, Cambridge Master Fund’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,478,516	32.02%	$22,443,845	$7,335,101	$9,035,156

Total	$8,478,516	32.02%

*	Average of month-end Values at Risk.

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

As of September 30, 2018, AE Capital Master Fund’s total capitalization was $22,867,178 and the Partnership owned approximately 7.3% of AE Capital Master Fund. As of September 30, 2018, AE Capital Master Fund had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were no subscriptions of Class A Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds of net offerings are used in the trading of Futures Interests.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	9,858.850	$8.64	N/A	N/A
August 1, 2018 - August 31, 2018	15,473.829	$8.74	N/A	N/A
September 1, 2018 - September 30, 2018	17,142.202	$8.58	N/A	N/A
	42,474.881	$8.65

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

Item 3.  Defaults Upon Senior Securities. — None.

Item 4.  Mine Safety Disclosures. — Not applicable.

Item 5.  Other Information. — None.

Item 6.  Exhibits.

3.01	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated as of October 31, 2018.

10.01	Alternative Investment Selling Agent Agreement, dated as of November 1, 2018, by and among Ceres Managed Futures LLC, Harbor Investment Advisory, LLC, Morgan Stanley Distribution Inc., and the limited partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL GLOBAL L.P. (formerly, CERES TACTICAL CURRENCY L.P.)

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.