Form 10-K
period 2018-12-31
CERES TACTICAL GLOBAL L.P.
filed 2019-03-26
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes      No X

Limited Partnership Units with an aggregate value of $5,730,539 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 4,296,014.647 Limited Partnership Class A Units were outstanding and 13,013.446 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.  Business.

(a) General Development of Business. Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts in global currency markets (collectively, “Futures Interests”). The Partnership commenced trading operations on July 3, 2000. The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. Prior to the close of business on December 31, 2017, the Partnership was one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership, and as the commodity pool operator and general partner or trading manager (in such capacity, the “Trading Manager”) of each Fund (as defined below). As of January 1, 2017, Ceres is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward contract counterparty for the Partnership/Funds (as defined below). Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership/Funds deposited a portion of its cash in a non-trading account at JPMorgan.

As of December 31, 2018, all trading decisions were made for the Partnership by AE Capital PTY Limited (“AE Capital”), P/E Global LLC (“P/E Global”) and Greenwave Capital Management LLC (“Greenwave”) (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective October 1, 2018, the Partnership, the General Partner, Cambridge Strategy (Asset Management) Limited (“Cambridge”), and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013, and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. As of and after October 1, 2018, Mesirow has undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective December 31, 2018, Mesirow ceased to act as a trading advisor to the Partnership. Effective December 31, 2014, Krom River Investment Management (Cayman) Limited and Krom River Trading AG (together, and each separately, “Krom River”) ceased to act as a trading advisor to the Partnership. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, Mesirow, Cambridge and Krom River. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investments in the Funds (as defined below). The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

CMF AE Capital Master Fund LLC (“AE Capital Master Fund”) and Cambridge Master Fund L.P. (“Cambridge Master Fund”), and prior to its termination, KR Master Fund L.P. (“KR Master Fund”), have each entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. AE Capital Master Fund is referred to as the “Fund”. References herein to the “Funds” may include, as relevant, Cambridge Master Fund and KR Master Fund. The Partnership has also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co.

Effective July 12, 2017, Cambridge Master Fund entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master Fund and JPMorgan entered into an amendment and assignment agreement, dated October 10, 2018 (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow. On October 10, 2018, Cambridge Master Fund and JPMorgan entered into an amendment, dated as of October 10, 2018 (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master Fund and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

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

For the period from January 1, 2018 to December 31, 2018, the approximate average market sector distribution for the Partnership was as follows:

The Partnership will terminate on December 31, 2035 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in the Partnership’s limited partnership agreement.

Effective on or about February 1, 2018, the Partnership allocated a portion of its assets to AE Capital for trading through investment in AE Capital Master Fund, a Delaware limited liability company. AE Capital Master Fund permits accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of AE Capital Master Fund. Individual and pooled accounts currently managed by AE Capital, including the Partnership, are permitted to be limited partners of AE Capital Master Fund. The General Partner and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

On November 1, 2012, the Partnership’s assets allocated to Cambridge for trading were invested in Cambridge Master Fund, a limited partnership organized under the partnership laws of the State of Delaware. As of and after October 1, 2018, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Prior to October 1, 2018, Cambridge Master Fund permitted accounts managed by Cambridge using the Cambridge Asian Markets Alpha Programme and the Cambridge Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master Fund. Individual and pooled accounts that were managed by Mesirow, including the Partnership, were permitted to be limited partners of Cambridge Master Fund. The General Partner and Mesirow believed that trading through this master/feeder structure would promote efficiency and economy in the trading process. The General Partner and Mesirow agreed that Mesirow would trade the Partnership’s assets allocated to Mesirow at a level that was up to 1.5 times the amount of assets allocated. The Partnership fully redeemed its investment in Cambridge Master Fund on December 31, 2018.

Effective December 31, 2014, the Partnership fully redeemed its investment from KR Master Fund. Effective on or about January 1, 2015, the Partnership reallocated the assets allocated to Krom River to Cambridge.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2018.

The Funds’ and the Partnership’s trading of Futures Interests is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in a Fund withdraws all or part of its capital contribution and undistributed profits, if any, from the Fund as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Fund. However, for each Fund a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing placement agent fees, General Partner fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and effective January 1, 2018, also charged directly at the Partnership level. Effective January 1, 2018, the General Partner reimburses the Partnership for clearing fees and professional fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership.

As of December 31, 2018, the Partnership owned approximately 7.6% of AE Capital Master Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 22.9% of Cambridge Master Fund. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Effective January 1, 2018, (i) the monthly General Partner fee was reduced from 1/12 of 1.6% (1.6% per year) of the beginning of the month net assets to 1/12 of 0.75% (0.75% per year) of the beginning of the month net assets and (ii) the Partnership will pay brokerage, administrative, operating, offering and organizational expenses and its indirect pro-rata share of such expenses from its investment in the Funds to the extent such fees do not exceed 0.85% annually of the net assets of the Partnership, in which case the General Partner will pay such expenses that exceed 0.85% annually.

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

AE Capital receives a monthly management fee equal to 1/12 of 1.5% (a 1.5% annual rate) per month of net assets allocated on the first day of each month to AE Capital. Greenwave receives a monthly management fee equal to 1/12 of 0.75% (a 0.75% annual rate) per month of net assets allocated on the first day of each month to Greenwave. P/E Global receives a monthly management fee equal to 1/12 of 0.50% (a 0.50% annual rate) per month of net assets allocated on the first day of each month to P/E Global. From October 1, 2018 until its termination on December 31, 2018, Mesirow received a monthly management fee equal to 1/12 of 1.0% (a 1.0% annual rate) per month of net assets allocated on the first day of each month to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was reduced to 1/12 of 1.0% (1.0% per year) of net assets allocated on the first day of each month to Cambridge. Prior to December 31, 2017, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of net assets allocated on the first day of each month to Cambridge. Prior to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1/12 of 1.0% (a 1.0% annual rate) per month of net assets allocated to Krom River on the first day of each month.

In addition, the Partnership is obligated to pay AE Capital, Greenwave and P/E Global an incentive fee, payable quarterly, equal to 20% of trading profits earned by each Trading Advisor. From October 1, 2018 until its termination on December 31, 2018, the Partnership was obligated to pay Mesirow an incentive fee, payable annually, equal to 15% of trading profits earned by Mesirow for the Partnership. From January 1, 2018 to September 30, 2018, the Partnership was obligated to pay Cambridge an incentive fee, payable annually, equal to 15% of trading profits earned by Cambridge for the Partnership. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of trading profits earned by Cambridge for the Partnership. Prior to its termination on December 31, 2014, Krom River was eligible to receive an incentive fee, payable quarterly, equal to 20% of trading profits earned by Krom River for the Partnership.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and the foreign exchange prime brokerage agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, clearing fees are also borne by the Partnership directly. Effective January 1, 2018, the General Partner reimburses the Partnership for clearing fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of cash held by the Partnership for margin requirements was $118,195 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Effective November 1, 2018, MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. and Ceres retain any interest earned on such uninvested cash in excess of the interest paid to the Partnership. Prior to November 1, 2018, MS&Co. paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the Partnership’s Class A beginning of the month net assets. Class Z Units are not subject to the monthly ongoing placement agent fee.

As of November 1, 2018, the Partnership entered into an alternative investment selling agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and subselling agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership, including the expenses related to the engagement of the Administrator. Effective January 1, 2018, the payment or reimbursement received by the Partnership from the General Partner is capped at 0.85% annually of the net assets of the Partnership.

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

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers), directly and indirectly through its investment in the Funds, enters into forward contract transactions where non-U.S. banks are the contracting parties and trades Futures Interests on non-U.S. exchanges.

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

You Should Not Rely on Past Performance of the General Partner or the Trading Advisors In Deciding To Purchase Units. The past investment performance of other entities managed by the General Partner and the Trading Advisors is not necessarily indicative of the Partnership’s or a Fund’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

The General Partner believes that past performance of the Trading Advisors may be of interest to investors, but encourages you to look at such information as an example of the respective objectives of the General Partner and Trading Advisors rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Partnership and the Funds Incur Substantial Charges. The Partnership and the Funds must pay substantial charges, and must generate profits and interest income which exceed their respective fixed costs in order to avoid depletion of the Partnership’s assets. The Partnership and the Funds are required to pay brokerage commissions, and the Partnership is required to pay monthly management fees to the Trading Advisors (and each Fund is required to pay monthly management fees to its Trading Advisor) regardless of its performance. In addition, the Partnership pays each Trading Advisor an incentive fee of a percentage of new trading profits, if any, earned by the relevant Trading Advisor.

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

Incentive Fees May be Paid by the Partnership Even Though the Partnership Sustains Trading Losses. The Partnership pays each Trading Advisor an incentive fee based upon the new trading profits it generates for the Partnership. To the extent that the Partnership pays one or more Trading Advisors an incentive fee, these new trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Partnership will pay an incentive fee on new trading profits that do not become realized. Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that certain of the incentive fees are paid on a quarterly or yearly basis, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to such Trading Advisor suffer a loss for the year. Because the Trading Advisors receive an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits.

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (i) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (ii) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third Business Day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, Morgan Stanley Investment Management, Morgan Stanley Wealth Management, MSDI and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•

Employees of Morgan Stanley Wealth Management receive a portion of the ongoing placement agent fee paid by the Partnership (except for consulting clients, from which Morgan Stanley Wealth Management, serving in its role as investment adviser, receives the fees and expenses described in such consulting client’s consulting agreement). Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange forward trades with MS&Co. and bid/ask spreads are charged.

•

The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Partnership and the Funds for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership and the Funds for Futures Interests. These conflicts can result in less favorable prices on the Partnership’s and the Fund’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and each Fund’s accounts in excess of the rate specified in the private placement memorandum of the Partnership. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

No specific policies regarding conflicts of interest have been adopted by the General Partner, Morgan Stanley Wealth Management, MDSI, the Partnership, the Funds or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

The Partnership and the Funds Are Not Registered Investment Companies. The Partnership and the Funds are not registered investment companies. The Partnership and the Funds are not required to register, and are not registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the trading advisor and the investment company).

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Funds. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Funds, any limited divestiture should not directly involve the Partnership.

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

The Volcker Rule and Final Rule impose a number of restrictions on Morgan Stanley and its affiliates that could affect the Partnership, the Funds, the General Partner, and the limited partners. For example, to sponsor and invest in the Funds, Morgan Stanley believes that it will need to comply with the Final Rule’s “asset management” exemption to the Volcker Rule’s prohibition on sponsoring and investing in covered funds. Under this exemption, investments made by Morgan Stanley (aggregated with certain affiliate and employee investments) in the Partnership will be limited to 3% of the Partnership’s total ownership interests, measured by reference to both the number of ownership interests and the fair market value of such ownership interests (“per fund limit”). In addition, total investments in covered funds by Morgan Stanley (aggregated with certain affiliate and employee investments) in reliance on the asset management exception and certain other exemptions are limited to 3% of Morgan Stanley’s tier 1 capital (“aggregate limit”). A change in the tier 1 capital of Morgan Stanley may mean that retention of some or all of the ownership interests in the Partnership (and, indirectly, in the Funds) by Morgan Stanley or certain of its affiliates and employees would violate the aggregate investment limit. In addition, redemptions from the Partnership, withdrawal or default of an investor in the Partnership, or an excuse or election to not participate in a call for capital contributions by an investor in the Partnership, may cause a violation of the per fund limit by Morgan Stanley. To the extent that the retention of an interest in the Partnership or a Fund, or further investment in the Partnership or a Fund by Morgan Stanley or certain of its affiliates and employees would result in a violation of either the per fund limit or the aggregate limit, then Morgan Stanley and certain of its affiliates and employees may be required to dispose, transfer or otherwise reduce some or all of its interests in the Partnership or a Fund may be prohibited, entirely or partially, from making further investments in the Partnership.

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

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership and the Funds that are deposited with commodity brokers, the FX counterparty or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, a Fund, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or each Fund’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Trading Advisors or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s and/or Each Fund’s Assets in U.S. Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s and/or a Fund’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership and/or each Fund, as applicable, will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the relevant Fund may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and each Fund’s accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

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

The Partnership’s and Each Fund’s Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s or a Fund’s Positions May Result in Substantial Losses. The Trading Advisors for the Partnership and the Fund use substantial leverage in trading. Trading Futures Interests involve substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading Futures Interests (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a Futures Interests trading account. As a result, a relatively small price movement in Futures Interests may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

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

Options Trading Can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. The Partnership and the Funds may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option. The writer, or seller, of a call option has unlimited risk. A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

Market Illiquidity May Cause Less Favorable Trade Prices. Although the Trading Advisors for the Partnership and the Funds generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Partnership and the Funds could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Trading on Non-U.S. Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges. The Partnership and the Funds trade on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Trading on non-U.S. exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership and Funds in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership and Funds would have in the United States and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

Possible Governmental Intervention

Generally, non-U.S. brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s and Funds’ assets held outside of the United States to margin transactions on non-U.S. exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A non-U.S. government might halt trading in a market and/or take possession of the Partnership’s and Funds’ assets maintained in its country in which case the assets may never be recovered. The General Partner might have little or no notice that such events were happening. In such circumstances, the General Partner may not be able to obtain the Partnership’s assets.

Relatively New Markets

Some non-U.S. exchanges on which the Partnership and Funds are permitted to trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

Exchange-Rate Exposure

The Partnership is valued in U.S. dollars. Contracts on non-U.S. exchanges are usually traded in the local currency. The Partnership’s assets held in connection with contracts priced and settled in a foreign currency may be held in a foreign depository in accounts denominated in a foreign currency. Changes in the value of the local currency relative to the U.S. dollar could cause losses to the Partnership even if the contract traded is profitable.

Risks Associated with Affiliates

The Partnership’s and each Fund’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Partnership’s or a Fund’s assets held at affiliated non-U.S. brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ non-U.S. futures and options transactions through unaffiliated non-U.S. brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the non-U.S. broker to liquidate all of the Partnership’s or a Fund’s positions and return the balance to the trustee for distribution to the Partnership or the Fund.

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership and the Funds are at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts, directly and indirectly, with MS&Co. and JPMorgan and are at risk with respect to the creditworthiness and trading practices of each of MS&Co. and JPMorgan as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2018 was 100%, all of which represents OTC foreign exchange forward transactions.

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot foreign currency transactions. These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Partnership and the Funds will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

The percentage of the Partnership’s and each Fund’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month, but will likely not exceed 50% of the Partnership’s and a Fund’s assets.

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership and the Funds will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership and the Funds to deposit initial margin and variation margin as collateral to support the Partnership’s and the Funds’ obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Partnership and the Funds would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership and the Funds to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Non-U.S. depositories are not subject to U.S. regulation. The Partnership’s and each Fund’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

Implementation of Legislation is Not Complete. Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete. The impact of future rules on transactions of the type undertaken by the Partnership and the Funds is not certain.

Changes in Regulation of Swaps Could Lead to Increased Costs. As the Dodd-Frank Act and related rules, as well as analogous legislation and regulations in other countries, are implemented and market infrastructure adapts to the changes, the cost of engaging in trading of swaps and other products could increase, reducing the profits from those trades.

Central Clearing Parties Could Fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s and each Fund’s positions in particular is uncertain and could affect a large portion of the market.

Deregistration of the Commodity Pool Operator or a Commodity Trading Advisor Could Disrupt Operations. The General Partner is a registered commodity pool operator and each Trading Advisor is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of any Trading Advisor, the General Partner would terminate such Trading Advisor’s advisory agreement(s) with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the relevant Trading Advisor to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or any Trading Advisor.

The Partnership and the Funds are Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closed in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Partnership’s trading and/or a Fund’s trading for the Partnership.

The Partnership and the Funds have Credit Risk to the Commodity Broker and the FX Counterparties. The Partnership and the Funds have credit risk because the commodity broker acts as the futures commission merchant for futures transactions or the FX counterparty on OTC foreign exchange spot transactions, with respect to most of the Partnership’s and each Fund’s assets. The Partnership has indirect credit risk to JPMorgan on OTC transactions, with respect to the Funds’ assets, to the extent that the Partnership indirectly trades foreign exchange forward contracts through such Funds. As such, in the event that either MS & Co., in its capacity as commodity broker and FX counterparty, or JPMorgan, in its capacity as FX counterparty (to the extent that the Partnership indirectly trades forward foreign exchange contracts through the Funds), is unable to perform, the Partnership’s and/or a Fund’s assets are at risk and, in such event, the Partnership and/or a Fund may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures- styled option contracts are fair valued on a daily basis, with variations in value credited or charged to the Partnership’s or a Fund’s account on a daily basis. The commodity broker, as futures commission merchant for the Partnership’s and the Funds’ exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s and/or a Fund’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership and/or a Fund may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership and/or a Fund would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts with MS&Co., and the Partnership’s indirect trading of foreign exchange forward contracts and uncleared swaps with JPMorgan, prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership or a Fund, to the extent that it trades uncleared swap contracts, to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or the Partnership or a Fund must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

Since the future performance of the Trading Advisors is unpredictable, the Trading Advisors’ past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. Each Trading Advisor is responsible for making all Futures Interests trading decisions on behalf of the Partnership and/or a Fund. The General Partner has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Increasing the Assets Managed by a Trading Advisor May Adversely Affect Performance. The rates of return achieved by a trading advisor often diminish as the assets under their management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

A Trading Advisor May Terminate Their Advisory Agreement. Generally, the advisory agreements with the current Trading Advisors have initial one year terms (although one agreement has a shorter initial term), each of which renew for additional one year terms annually unless terminated by the General Partner or the relevant Trading Advisor. In the event an advisory agreement is not renewed, the General Partner may not be able to enter into an arrangement with the relevant Trading Advisor or another trading advisor on terms substantially similar to the previous advisory agreement.

Disadvantages of Replacing or Switching Trading Advisors. A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the General Partner may elect to replace a Trading Advisor that has a “loss carry-forward.” In that case, the Partnership may lose the “free ride” of any potential recoupment of the prior losses. In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, a Trading Advisor therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $355.1 billion as of December 31, 2018 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it may be for the Partnership or a Fund to obtain the best prices.

You Will Not be Aware of Changes to the Trading Advisors’ Trading Programs. Because of the proprietary nature of the Trading Advisors’ trading programs, you generally will not be advised if adjustments are made to the Trading Advisors’ trading programs in order to accommodate additional assets under management or for any other reason.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor the Trading Advisors. As a limited partner, you will not have access to the Partnership’s or Funds’ trade positions. Consequently, you will not know whether the Trading Advisors are adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

Taxation Risks

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

Prospective investors are urged to discuss scheduled and potential tax law changes with their own tax advisors.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible to and makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to Section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37% for non-corporate taxpayers.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject to Various Limitations. Partners could be required by the IRS to treat certain Partnership expenses as “investment advisory fees,” which are subject to substantial restrictions on deductibility for non-corporate taxpayers. As a result of tax legislation commonly known as the “Tax Cuts and Jobs Act,” enacted on December 22, 2017 as Public Law 115-97, no deduction for such expenses, or for other miscellaneous itemized deductions, is permitted for tax years between 2018 and 2025. For tax years beginning after 2025, deductions for such expenses are subject to certain limitations for U.S. federal income tax purposes, and are not allowed for alternative minimum tax purposes. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

Non-U.S. Investors May Face Exchange Rate Risk and Local Tax Consequences. Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and non-U.S. tax implications of this investment.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 28, 2019 was 2,365 for Class A Units and 9 for Class Z Units.

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

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. The Registrant’s Units of limited partnership interest are being offered in a private placement pursuant to Regulation D under the Securities Act, and are being sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	16,752.987	$8.77	N/A	N/A
November 1, 2018 - November 30, 2018	5,517.260	$8.72	N/A	N/A
December 1, 2018 - December 31, 2018	9,651.645	$8.71	N/A	N/A
	31,921.892	$8.74

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

Item 6.  Selected Financial Data.

Total investment income, net expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Unit and total assets at December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total investment income	$85,677	$54,066	$23,934	$3,411	$2,318
Total expenses	(317,529)	(430,888)	(697,278)	(1,084,417)	(1,029,019)
Total trading results	346,115	241,399	(500,137)	3,223,223	2,934,226

Net income (loss)	$114,263	$(135,423)	$(1,173,481)	$2,142,217	$1,907,525

Increase (decrease) in net asset value per Unit:
Class A	$0.16	$(0.29)	$(1.08)	$1.43	$1.10

Class Z	$0.32	$-	$-	$-	$-

Net asset value per Unit:
Class A	$8.71	$8.55	$8.84	$9.92	$8.49

Class Z	$10.32	$-	$-	$-	$-

Total assets	$5,372,782	$6,934,368	$9,323,609	$13,538,087	$14,172,143

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) investment in the Fund(s), (ii) redemptions receivable from the Fund(s), (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement, (v) cash at bank and (vi) interest receivable. Redemptions of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Prior to its termination on December 31, 2018, Mesirow and Cambridge traded its Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program on behalf of Cambridge Master Fund. The Asian Markets Alpha Programme aimed to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, a largely systematic approach was employed, designed to perform across diverse market environments. The process combined three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy used a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combined trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflected a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leveraged the experience and global network of the Trading Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It had characteristics often associated with discretionary managers. The Trading Advisor’s proprietary Global Volatility Indicator served as the Trading Advisor’s regime shifting mechanism within the systematic strategies. The Trading Advisor believed that long run success was achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The Emerging Markets Alpha Programme aimed to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, a largely systematic approach was employed, designed to perform across diverse market environments. The process combined three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy used a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combined trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflected a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leveraged the experience and global network of the Trading Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It had characteristics often associated with discretionary managers. The Trading Advisor’s proprietary Global Volatility Indicator served as the Trading Advisor’s regime shifting mechanism within the systematic strategies. The Trading Advisor believed that long run success was achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2018, and September 30, 2018, respectively, and the change during the applicable period.

Trading Advisor	December 31, 2018		Allocation as of December 31, 2018 (percentage of Partners’ Capital)	September 30, 2018	Allocation as of September 30, 2018 (percentage of Partners’ Capital)

Cambridge	$-		- %	$300,200	6%
Greenwave	2,107,497		41	2,070,998	38
P/E Global	1,254,239		24	1,282,685	24
AE Capital	1,516,012		29	1,700,796	32
Mesirow	280,074	*	6	-	-

* Amounts presented are prior to Mesirow’s termination effective December 31, 2018.

The following presents a summary of the Partnership’s operations for each of the three years ended December 31, 2018, 2017, and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)”, for open contracts, and recorded as “Net realized gains (losses) on closed contracts allocated from the Fund(s)”, when open positions are closed out. The sum of these amounts constitutes the Partnership’s total trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, General Partner fees, ongoing placement agent fees and incentive fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the year ended December 31, 2018, the net asset value per Class A Unit increased 1.9% from $8.55 to $8.71. For the period from April 1, 2018 (date of first issuance) to December 31, 2018, the net asset value per Class Z Unit increased 3.2% from $10.00 to $10.32. For the year ended December 31, 2017, the net asset value per Class A Unit decreased 3.3% from $8.84 to $8.55. For the year ended December 31, 2016, the net asset value per Class A Unit decreased 10.9% from $9.92 to $8.84.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2018 of $346,115. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, indices, U.S. interest rates and were partially offset by losses in non-U.S. interest rates and metals. The net trading gains and losses realized from the Partnership and the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

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

During the second quarter, the most notable gains were experienced during May and June from short positions in the euro and British pound as the value of the U.S. dollar strengthened against its major counterparts. Additional gains were recorded from positions in the Hungarian forint, Japanese yen, Korean won, and New Zealand dollar. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred from positions in the Australian dollar, South African rand, Indian rupee, and Russian ruble.

During the third quarter, the most notable losses were experienced during July and September from positions in the Australian dollar versus the U.S. dollar as the relative value of the Pacific nation currency whipsawed throughout the quarter. Additional losses were recorded from positions in the Mexican peso, Canadian dollar, and British pound. A portion of the Partnership’s trading losses for the third quarter was offset by gains experienced from positions in the Japanese yen, New Zealand dollar, and euro.

During the fourth quarter, the most significant gains were experienced during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected, as trade tensions and worries regarding Italy overshadowed the European economy. Additional gains were experienced from positions in the British pound and Australian dollar. Within the global stock index sector, gains were experienced during October from short positions in U.S. equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Within the global interest rate sector, gains were experienced during October from positions in U.S. fixed income futures. A portion of the Partnership’s gains for the fourth quarter was offset by losses incurred from long positions in the Canadian dollar.

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

For an analysis of unrealized gains and losses by contract type and a further description of 2018 trading results, refer to “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership, directly and through its investment in the Funds, does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk

The Partnership, directly and through its investment in the Funds, is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership/Funds trade Futures Interests in global currency markets. In entering into these Futures Interests, the Partnership/Funds are subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held indirectly by the Partnership at the same time, and the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

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

Credit Risk

In addition to market risk, in entering into Futures Interests, there is a credit risk to the Partnership and the Funds that the counterparty on a contract will not be able to meet its obligations to the Partnership and the Funds. The ultimate counterparty or guarantor of the Partnership and the Funds for Futures Interests traded in the United States, and most foreign exchanges on which the Partnership and the Funds trade, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership and the Funds, and Ceres and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers. In cases where the Partnership/Funds trade non-exchange forward contracts with a counterparty, the sole recourse of the Partnership/Funds will be the forward contract’s counterparty.

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

For additional information, see Note 4 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Partnership/Funds are commodity pools engaged primarily in the speculative trading of Futures Interests. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss directly and through its investment in the Funds. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The Futures Interests on such contracts traded by the Partnership/Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s/Funds’ open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on non-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

The Partnership’s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s/Funds’ open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership/Funds typically to be many times the total capitalization of the Partnership/Funds.

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s/Funds’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/Funds’ open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s/Funds’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership/Funds could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. P/E Global and Greenwave directly trade in managed accounts in the name of the Partnership. AE Capital trades, and Mesirow and Cambridge traded, the Partnership’s assets indirectly in master fund managed accounts established in the name of the Fund over which it has been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of December 31, 2018 and indirect investment in the Fund(s) by market category as of December 31, 2018 and December 31, 2017, and the highest, lowest and average value at any point during the twelve months ended December 31, 2018 and 2017. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2018, the Partnership’s total capitalization was $5,157,822.

As of December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$118,195	2.29%	$141,125	$-	$82,334

Total	$118,195	2.29%

* Annual average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2017.

As of December 31, 2018, the Partnership fully redeemed its investment in Cambridge Master Fund.

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

As of December 31, 2018, AE Capital Master Fund’s total capitalization was $19,658,348 and the Partnership owned approximately 7.6% of AE Capital Master Fund. As of December 31, 2018, AE Capital Master Fund had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

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

Qualitative Disclosure Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership/Funds. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisors, in general, tends to utilize trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisors will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2018 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Item 8.  Financial Statements and Supplementary Data.

CERES TACTICAL GLOBAL L.P.

(FORMERLY, CERES TACTICAL CURRENCY L.P.)

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedule of Investments at December 31, 2018; Schedule of Investment at December 31, 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Tactical Global L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii)

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Ceres Tactical Global L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Global L.P.	Ceres Tactical Global L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Global L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Ceres Tactical Global L.P. (the “Partnership”) as of December 31, 2018 and 2017, including the condensed schedule of investments, as of December 31, 2018, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and the changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Tactical Global L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.) (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Ceres Tactical Global L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets:
Investment in the Fund(s)(1), at fair value (Note 6)	$1,492,447	$6,430,471
Redemptions receivable from the Fund(s)	276,352	501,270
Equity in trading account:
Unrestricted cash (Note 3c)	3,462,890	-
Restricted cash (Note 3c)	118,195	-

Total equity in trading account	3,581,085	-

Expense reimbursement	15,047	-
Cash at bank (Note 1)	-	1,000
Interest receivable (Note 3c)	7,851	1,627

Total assets	$5,372,782	$6,934,368

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$10,645	$-
Accrued expenses:
Ongoing placement agent fees (Note 3d)	8,623	11,824
General Partner fees (Note 3a)	3,279	9,460
Management fees (Note 3b)	3,999	8,868
Incentive fees (Note 3b)	18,653	-
Professional fees	85,695	-
Redemptions payable to General Partner (Note 7)	-	25,000
Redemptions payable to Limited Partners (Note 7)	84,066	446,118

Total liabilities	214,960	501,270

Partners’ Capital (Notes 1 and 7):
General Partner, Class A, 0.000 and 8,199.927 Units
outstanding at December 31, 2018 and 2017, respectively	-	70,104
General Partner, Class Z, 7,027.337 and 0.000 Units
outstanding at December 31, 2018 and 2017, respectively	72,542	-
Limited Partners, Class A, 583,751.985 and 744,227.936 Units
outstanding at December 31, 2018 and 2017, respectively	5,085,280	6,362,994

Total partners’ capital (net asset value)	5,157,822	6,433,098

Total liabilities and partners’ capital	$5,372,782	$6,934,368

Net asset value per Unit:
Class A	$8.71	$8.55

Class Z	$10.32	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Condensed Schedule of Investments

December 31, 2018

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2	$2,400	0.05%

Total futures contracts purchased		2,400	0.05

Futures Contracts Sold
Currencies	57	(13,045)	(0.26)

Total futures contracts sold		(13,045)	(0.26)

Net unrealized depreciation on open futures contracts		$(10,645)	(0.21)%

Investment in the Fund
CMF AE Capital Master Fund LLC		$1,492,447	28.94%

Total investment in the Fund		$1,492,447	28.94%

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Schedule of Investments

December 31, 2017

	Fair Value	% of Partners’ Capital
Investment in the Fund
Cambridge Master Fund L.P.	$6,430,471	99.96%

Total investment in the Fund	$6,430,471	99.96%

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income (Note 3c)	$50,358	$-	$-
Interest income allocated from the Fund(s) (Note 3c)	35,319	54,066	23,934

Total investment income	85,677	54,066	23,934

Expenses:
Expenses allocated from the Fund(s)	19,003	-	-
Clearing fees related to direct investments (Note 3c)	24,277	-	-
Ongoing placement agent fees (Note 3d)	115,740	168,976	236,538
General Partner fees (Note 3a)	43,804	135,181	189,229
Management fees (Note 3b)	55,979	126,731	177,400
Incentive fees (Note 3b)	52,361	-	94,111
Professional fees	177,853	-	-

Total expenses	489,017	430,888	697,278
Expenses borne by the General Partner	(171,488)	-	-

Net Expenses	317,529	430,888	697,278

Net investment loss	(231,852)	(376,822)	(673,344)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	410,059	-	-
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(137,292)	251,104	(409,784)
Net change in unrealized gains (losses) on open contracts	(10,591)	-	-
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	83,939	(9,705)	(90,353)

Total trading results	346,115	241,399	(500,137)

Net income (loss)	$114,263	$(135,423)	$(1,173,481)

Net income (loss) per Unit (Note 8)*:
Class A	$0.16	$(0.29)	$(1.08)

Class Z	$0.32	$-	$-

Weighted average number of Units outstanding:
Class A	669,432.806	911,204.435	1,204,884.421

Class Z	7,027.337	-	-

* Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

			Class A		Class Z		Total
			Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2015			$13,267,660	1,337,914.406	$-	-	$13,267,660	1,337,914.406
Redemptions - General Partner			(30,182)	(3,033.367)	-	-	(30,182)	(3,033.367)
Redemptions - Limited Partners			(2,969,002)	(306,052.152)	-	-	(2,969,002)	(306,052.152)
Net income (loss)			(1,173,481)	-	-	-	(1,173,481)	-

Partners’ Capital, December 31, 2016			9,094,995	1,028,828.887	-	-	9,094,995	1,028,828.887
Redemptions - General Partner			(40,000)	(4,476.772)	-	-	(40,000)	(4,476.772)
Redemptions - Limited Partners			(2,486,474)	(271,924.252)	-	-	(2,486,474)	(271,924.252)
Net income (loss)			(135,423)	-	-	-	(135,423)	-

Partners’ Capital, December 31, 2017			6,433,098	752,427.863	-	-	6,433,098	752,427.863
Subscriptions - General Partner			-	-	70,274	7,027.337	70,274	7,027.337
Redemptions - General Partner			(70,239)	(8,199.927)	-	-	(70,239)	(8,199.927)
Redemptions - Limited Partners			(1,389,574)	(160,475.951)	-	-	(1,389,574)	(160,475.951)
Net income (loss)			111,995	-	2,268	-	114,263	-

Partners’ Capital, December 31, 2018			$5,085,280	583,751.985	$72,542	7,027.337	$5,157,822	590,779.322

Net asset value per Unit:
2016:	Class A	$ 8.84

2017:	Class A	$ 8.55

2018:	Class A	$ 8.71

	Class Z	$ 10.32

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

1.    Organization:

Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 9, “Financial Instruments”). The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. Prior to the close of business on December 31, 2017, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership, and as the commodity pool operator and general partner or trading manager (in such capacity, the “Trading Manager”) of each Fund (as defined below). As of January 1, 2017, Ceres became a wholly owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other business. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

As of December 31, 2018, all trading decisions are made for the Partnership by AE Capital PTY Limited (“AE Capital”), P/E Global LLC (“P/E Global”) and Greenwave Capital Management LLC (“Greenwave”) (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on December 31, 2018, Mesirow Financial International UK Limited (“Mesirow”) ceased to act as a commodity trading advisor to the Partnership. Prior to October 1, 2018, Cambridge Strategy (Asset Management) Limited (“Cambridge”) acted as a trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, Cambridge, and Mesirow entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013, and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. As of and after October 1, 2018, Mesirow has undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Mesirow or Cambridge. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage.

During periods covered by this report, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for the Partnership/Funds. The Partnership and the Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

CMF AE Capital Master Fund LLC, a Delaware limited liability company (“AE Capital Master Fund”) and Cambridge Master Fund L.P., a Delaware limited partnership (“Cambridge Master Fund” and collectively with AE Capital Master Fund the “Funds”), and the Partnership, have each entered into a futures brokerage account agreement with MS&Co. AE Capital Master Fund and Cambridge Master Fund have also each entered into a foreign exchange prime brokerage agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. Pursuant to these agreements, the Partnership, directly or through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

On January 1, 2018, the Partnership allocated a portion of its assets to P/E Global. P/E Global began trading the assets directly pursuant to its FX Standard Strategy – MS Program through a managed account in the Partnership’s name.

On January 1, 2018, the Partnership allocated a portion of its assets to Greenwave. Greenwave began trading the assets directly pursuant to the Greenwave Flagship Plus Program through a managed account in the Partnership’s name. The General Partner and Greenwave have agreed that Greenwave will trade at a level of up to 2.0 times the portion of the Partnership’s assets allocated to Greenwave.

Effective July 12, 2017 Cambridge Master Fund entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of Cambridge Master Fund and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master Fund and JPMorgan entered into an amendment and assignment agreement, dated October 10, 2018 (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow. On October 10, 2018, Cambridge Master Fund and JPMorgan entered into an amendment, dated as of October 10, 2018 (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master Fund and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

As of January 1, 2018, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee. All Units issued prior to January 1, 2018 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class Z Units were first issued on April 1, 2018.

The Partnership will terminate on December 31, 2035 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in the Partnership’s limited partnership agreement.

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies:

a.

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.

Partnership’s Investment in the Funds. The Partnership carries its investment in AE Capital Master Fund, and carried its investment in Cambridge Master Fund, based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund.

e.

Partnership’s/Funds’ Derivative Investments. All Futures Interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts are included as a component of “equity in trading account” in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(13,519) (proceeds of $13,573) and $(0) as of December 31, 2018 and 2017, respectively.

g.

Foreign Currency Transactions and Translation. The Partnership’s functional currency is the U.S. dollar; however, the Partnership may transact business in currencies other than the U.S. dollar. The Partnership’s assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. The Partnership’s income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

h.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

i.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

j.	Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services—Investment Companies.” See Note 8, “Financial Highlights.”

3.	Agreements:

a.       Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Effective January 1, 2018, the Partnership pays the General Partner a monthly administration fee (the “General Partner fee”) equal to 1/12 of 0.75% (a 0.75% annual rate) of the Partnership’s beginning of the month net assets. Prior to January 1, 2018, the General Partner fee paid to the General Partner was accrued at a rate of 1/12 of 1.6% (a 1.6% annual rate) per month of the Partnership’s beginning of the month net assets.

b.       Management Agreement:

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

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

AE Capital receives a monthly management fee equal to 1/12 of 1.5% (a 1.5% annual rate) per month of net assets allocated on the first day of each month to AE Capital. Greenwave receives a monthly management fee equal to 1/12 of 0.75% (a 0.75% annual rate) per month of net assets allocated on the first day of each month to Greenwave. P/E Global receives a monthly management fee equal to 1/12 of 0.50% (a 0.50% annual rate) per month of net assets allocated on the first day of each month to P/E Global. From October 1, 2018 until its termination on December 31, 2018, Mesirow received a monthly management fee equal to 1/12 of 1.0% (a 1.0% annual rate) per month of net assets allocated on the first day of each month to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was reduced to 1/12 of 1.0% (1.0% per year) of net assets allocated on the first day of each month to Cambridge. Prior to December 31, 2017, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of net assets allocated on the first day of each month to Cambridge. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay AE Capital, Greenwave and P/E Global an incentive fee, payable quarterly, equal to 20% of trading profits earned by each Advisor. From October 1, 2018 until its termination on December 31, 2018, the Partnership was obligated to pay Mesirow an incentive fee, payable annually, equal to 15% of trading profits earned by Mesirow for the Partnership. Prior to October 1, 2018, the Partnership was obligated to pay Cambridge an incentive fee, payable annually, equal to 15% of trading profits earned by Cambridge for the Partnership. Prior to January 1, 2018, Cambridge received an incentive fee, payable quarterly, equal to 15% of trading profits earned by Cambridge for the Partnership. Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after brokerage, ongoing placement agent, General Partner and management fees, as applicable, are deducted. For a Trading Advisor with trading losses, no incentive fee is paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month’s redemptions.

c.       Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and the foreign exchange prime brokerage agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, clearing fees are also borne by the Partnership directly. Effective January 1, 2018, the General Partner reimburses the Partnership for clearing fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $118,195 and $0, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Effective November 1, 2018, MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. and Ceres retain any interest earned on such uninvested cash in excess of the interest paid to the Partnership. Prior to November 1, 2018, MS&Co. paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

d.       Selling Agreement:

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the Partnership’s Class A beginning of the month net assets. Class Z Units are not subject to the monthly ongoing placement agent fee.

e.       Harbor Selling Agreement:

As of November 1, 2018, the Partnership entered into an alternative investment selling agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc., and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and subselling agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Statements of Income and Expenses.

The Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the year ended December 31, 2018 was 44. The monthly average number of option contracts traded directly by the Partnership during the year ended December 31, 2018 was 2. The assets of the Partnership were not traded directly during the year ended December 31, 2017.

Trading and transaction fees are based on the number of trades executed by the Trading Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2018.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$15,181	$(15,181)	$–	$–	$–	$–

Total assets	$15,181	$(15,181)	$–	$–	$–	$–

Liabilities
MS&Co.
Futures	$(25,826)	$15,181	$(10,645)	$–	$–	$(10,645)

Total liabilities	$(25,826)	$15,181	$(10,645)	$–	$–	$(10,645)

Net fair value						$(10,645)	*

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

The following table indicates the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2018. There were no direct investments held by the Partnership at December 31, 2017.

	December 31, 2018
Assets
Futures Contracts
Currencies	$15,181

Total unrealized appreciation on open futures contracts	15,181

Liabilities
Futures Contracts
Currencies	(25,826)

Total unrealized depreciation on open futures contracts	(25,826)

Net unrealized depreciation on open futures contracts	$(10,645	) *

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, no derivative instruments were traded directly by the Partnership.

Sector	2018
Currencies	$332,447
Energy	1,882
Indices	68,307
Interest Rates U.S.	17,489
Interest Rates Non-U.S.	(14,624)
Metals	(6,033)

Total	$399,468	**

**	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no direct investments at December 31, 2017.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$15,181	$15,181	$-	$-

Total assets	$15,181	$15,181	$-	$-

Liabilities
Futures	$25,826	$25,826	$-	$-

Total liabilities	$25,826	$25,826	$-	$-

6.	Investment in the Funds:

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

On November 1, 2012, the Partnership’s assets allocated to Cambridge for trading were invested in Cambridge Master Fund, a limited partnership organized under the partnership laws of the State of Delaware. As of and after October 1, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Prior to October 1, 2018, Cambridge Master Fund permitted accounts managed by Cambridge using the Cambridge Asian Markets Alpha Programme and, from October 1, 2013, Cambridge Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master Fund. Individual and pooled accounts that were managed by Mesirow, including the Partnership, were permitted to be limited partners of Cambridge Master Fund. The General Partner and Mesirow believed that trading through this master/feeder structure would promote efficiency and economy in the trading process. The General Partner and Mesirow agreed that Mesirow would trade the Partnership’s assets allocated to Mesirow at a level that was up to 1.5 times the amount of assets allocated. The Partnership fully redeemed its investment in Cambridge Master Fund on December 31, 2018.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2018.

Generally, a limited partner/member in a Fund withdraws all or part of its capital contribution and undistributed profits, if any, from the Fund as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Fund. However, for each Fund a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing placement agent fees, General Partner fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and effective January 1, 2018, also charged directly at the Partnership level. Effective January 1, 2018, the General Partner reimburses the Partnership for clearing fees and professional fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

At December 31, 2018, the Partnership owned approximately 7.6% of AE Capital Master Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 22.9% of Cambridge Master Fund. It is the Partnership’s intention to continue to invest in AE Capital Master Fund. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$21,433,817	$4,151,814	$17,282,003
AE Capital Master Fund	19,758,302	99,954	19,658,348

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Cambridge Master Fund	$31,063,463	$4,384,639	$26,678,824

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$371,194	$(3,386,331)	$(3,015,137)
AE Capital Master Fund (1)	180,229	(1,180,663)	(1,000,434)

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$141,596	$1,967,437	$2,109,033

(1)	From February 1, 2018, the date the Partnership invested into AE Capital Master Fund, through December 31, 2018.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master Fund	-%	$-	$57,162	$1,001	$1,017	$55,144	Commodity Portfolio	Monthly
AE Capital Master Fund (1)	28.94%	1,492,447	(75,196)	11,474	5,511	(92,181)	Commodity Portfolio	Monthly

Total		$1,492,447	$(18,034)	$12,475	$6,528	$(37,037)

	December 31, 2017		For the year ended December 31, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master Fund	99.96%	$6,430,471	$295,465	$-	$-	$295,465	Commodity Portfolio	Monthly

Total		$6,430,471	$295,465	$-	$-	$295,465

(1)	From February 1, 2018, the date the Partnership invested into AE Capital Master Fund, through December 31, 2018.

7.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may redeem some or all of its Units in the Partnership at 100% of the net asset value per Unit. The request for redemptions must be delivered to a limited partner’s local Morgan Stanley Branch Office in time for it to be forwarded and received by Ceres no later than 3:00 P.M., New York City time, on the last day of the month in which the redemption is to be effective.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	Class A	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the year): *

Net realized and unrealized gains (losses)	$0.50	$0.12	$(0.52)
Net investment loss	(0.34)	(0.41)	(0.56)

Increase (decrease) for the year	0.16	(0.29)	(1.08)
Net asset value per Unit, beginning of year	8.55	8.84	9.92

Net asset value per Unit, end of year	$8.71	$8.55	$8.84

	2018	2017	2016
	Class A	Class A	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(4.0)%	(4.5)%	(5.8)%

Operating expenses before expenses borne by the General Partner and incentive fees	7.6%	5.2%	5.2%
Expenses borne by the General Partner	(3.0)%	-%	-%
Incentive fees	0.9%	-%	0.8%

Operating expenses after expenses borne by the General Partner and incentive fees	5.5%	5.2%	6.0%

Total return:
Total return before incentive fees	2.8%	(3.3)%	(10.1)%
Incentive fees	(0.9)%	-%	(0.8)%

Total return after incentive fees	1.9%	(3.3)%	(10.9)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average limited partners’ capital of the Partnership, and include the income and expenses allocated from the Fund(s).

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

9.	Financial Instruments:

The Partnership and the Funds trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized appreciation or depreciation on open futures contracts or net unrealized appreciation or depreciation on open forwards contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from the Funds” from one period to the next in the Statements of Income and Expenses. The Partnership’s/Funds’ contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

In general, the risks associated with non-exchange traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to a non-exchange traded contract. The Partnership and the Funds have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership and the Funds trade is limited to the unrealized gain (loss) amounts reflected in the Partnership’s/Funds’ Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 5, “Fair Value Measurements.”

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

Ceres Tactical Global L.P.

(formerly, Ceres Tactical Currency L.P.)

Notes to Financial Statements

The U.S. Treasury bills and Futures Interests traded by the Partnership and the Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange traded forward currency contracts are settled upon termination of the contract. Gains and losses on non-exchange traded forward currency option contracts are settled on an agreed-upon settlement date.

In the ordinary course of business, the Partnership and the Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The Partnership and the Funds consider the risk of any future obligation relating to these indemnifications to be remote.

10.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in each respective Partnership’s financial statements.

On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”), which was invested in Willowbridge Master Fund L.P. and was traded by Willowbridge pursuant to its wPraxis Futures Trading Approach.

On January 1, 2019, the Partnership allocated a portion of its assets to SECOR Capital Advisors, LP (“SECOR”), which was invested in SECOR Master Fund L.P. and will be traded by SECOR pursuant to its SECOR Alpha Master Fund L.P.

Effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership.

On February 1, 2019, the Partnership allocated a portion of its assets to ADG Capital Management LLP (“ADG”), which was invested in CMF ADG Master Fund LLC and will be traded by ADG pursuant to its ADG Systematic Macro Fund’s strategy.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 is summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018

Total investment income	$27,069	$21,495	$20,164	$16,949
Total expenses	(78,368)	(68,114)	(99,071)	(71,976)
Total trading results	133,542	(33,525)	177,063	69,035

Net income (loss)	$82,243	$(80,144)	$98,156	$14,008

Net income (loss) per Unit:
Class A	$0.13	$(0.13)	$0.14	$0.02

Class Z	$0.20	$(0.10)	$0.22	$-

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017

Total investment income	$18,237	$14,389	$12,358	$9,082
Total expenses	(95,136)	(106,241)	(114,216)	(115,295)
Total trading results	(386,997)	(394,721)	180,998	842,119

Net income (loss)	$(463,896)	$(486,573)	$79,140	$735,906

Net income (loss) per Unit:
Class A	$(0.56)	$(0.55)	$0.08	$0.74

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”), which was invested in Willowbridge Master Fund L.P. and was traded by Willowbridge pursuant to its wPraxis Futures Trading Approach.

On January 1, 2019, the Partnership allocated a portion of its assets to SECOR Capital Advisors, LP (“SECOR”), which was invested in SECOR Master Fund L.P. and will be traded by SECOR pursuant to its SECOR Alpha Master Fund L.P.

Effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership.

On February 1, 2019, the Partnership allocated a portion of its assets to ADG Capital Management LLP (“ADG”), which was invested in CMF ADG Master Fund LLC and will be traded by ADG pursuant to its ADG Systematic Macro Fund’s strategy.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – At February 28, 2019, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	7,027.337	100.0%

(c)	Changes in Control – None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

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

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2018 and 2017 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018: $60,497

2017: $55,712

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

-      Report of Ernst & Young LLP, independent registered public accounting firm.

-      Statements of Financial Condition as of December 31, 2018 and 2017.

-      Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

-      Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

-      Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2018 is not deemed to be filed with this report.

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

3.01(a)

Amendment No.  1 to the Fourth Amended and Restated Limited Partnership Agreement, dated as of October 31, 2018, is incorporated by reference to Exhibit 3.01 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on November 8, 2018.

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

3.08

Certificate of Amendment of Certificate of Limited Partnership, dated October 10, 2018 (changing its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.), is incorporated by reference to Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 16, 2018.

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

64

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

10.21(a)

Amendment and Assignment of Foreign Exchange and Bullion Authorization Agreement, dated as of October 10, 2018, by and among The Cambridge Strategy (Asset Management) Limited, Mesirow Financial International UK Limited, Cambridge Master Fund L.P. and JPMorgan Chase Bank, N.A., is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 16, 2018.

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

10.22(a)

Amendment, dated as of October 10, 2018, to the Schedule to the ISDA Master Agreement, dated as of July 12, 2017, between Cambridge Master Fund L.P. and JPMorgan Chase Bank, N.A., is incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 16, 2018.

10.23

Novation, Assignment and Assumption Agreement, dated as of September 28, 2018, by and among the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited and Mesirow Financial International UK Limited, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 4, 2018.

10.24

Alternative Investment Selling Agent Agreement, dated as of November 1, 2018, by and among the General Partner, Harbor Investment Advisory LLC, Morgan Stanley Distribution Inc., and the limited partnerships listed on Schedule 1 thereto, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on November 8, 2018.

10.25

Management Agreement, dated as of January 1, 2019, by and among the Partnership, the General Partner and SECOR Capital Advisors, L.P., is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on January 7, 2019.

10.26

Management Agreement, dated as of January 1, 2019, by and among the Partnership, the General Partner and Willowbridge Associates Inc., is incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on January 7, 2019.

10.27

Management Agreement, dated as of February 1, 2019, by and among the Partnership, the General Partner and ADG Capital Management LLP, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on February 6, 2019.

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

99.1	Financial Statements of Cambridge Master Fund L.P.

99.2	Financial Statements of AE Capital Master Fund LLC.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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
Patrick T. Egan President and Director Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Matthew R. Graver
Patrick T. Egan	Feta Zabeli	Matthew R. Graver
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2019
Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.