Form 10-Q
period 2019-03-31
CERES TACTICAL GLOBAL L.P.
filed 2019-05-09
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes       No X

As of April 30, 2019, 4,139,830.051 Limited Partnership Class A Units were outstanding and 11,332.515 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Global L.P.

Statements of Financial Condition

	March 31,
	2019	December 31,
	(Unaudited)	2018
Assets:
Investment in the Fund(s)(1), at fair value	$24,939,721	$1,492,447
Redemptions receivable from the Fund(s)	706,634	276,352
Equity in trading accounts:
Unrestricted cash	11,880,574	3,462,890
Restricted cash	440,386	118,195
Net unrealized appreciation on open futures contracts	49,295	-

Total equity in trading accounts	12,370,255	3,581,085

Expense reimbursement	29,314	15,047
Interest receivable	24,849	7,851

Total assets	$38,070,773	$5,372,782

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$10,645
Accrued expenses:
Ongoing placement agent fees	-	8,623
General Partner fees	23,920	3,279
Management fees	31,773	3,999
Incentive fees	172,502	18,653
Professional fees	50,157	85,695
Redemptions payable to Limited Partners	614,221	84,066

Total liabilities	892,573	214,960

Partners’ Capital:
General Partner, Class Z, 46,897.450 and 7,027.337 Units outstanding at March 31, 2019 and December 31, 2018, respectively	483,257	72,542
Limited Partners, Class A, 4,225,006.433 and 583,751.985 Units outstanding at March 31, 2019 and December 31, 2018, respectively	36,560,860	5,085,280
Limited Partners, Class Z, 13,013.446 and 0.000 Units outstanding at March 31, 2019 and December 31, 2018, respectively	134,083	-

Total partners’ capital (net asset value)	37,178,200	5,157,822

Total liabilities and partners’ capital	$38,070,773	$5,372,782

Net asset value per Unit:
Class A	$8.65	$8.71

Class Z	$10.30	$10.32

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Sold
Currencies	148	$67,779	0.18%
Indices	14	(18,484)	(0.05)

Total futures contracts sold		49,295	0.13

Net unrealized appreciation on open futures contracts		$49,295	0.13%

Investment in the Funds
CMF ADG Master Fund LLC		$10,962,961	29.49%
CMF AE Capital Master Fund LLC		4,199,630	11.29
SECOR Master Fund L.P.		9,777,130	26.30

Total investment in the Funds		$24,939,721	67.08%

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

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

Ceres Tactical Global L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Investment Income:
Interest income	$64,293	$9,094
Interest income allocated from the Funds	135,096	7,855

Total investment income	199,389	16,949

Expenses:
Expenses allocated from the Funds	78,854	2,276
Clearing fees related to direct investments	14,606	5,077
Ongoing placement agent fees	190,782	31,757
General Partner fees	72,761	11,909
Management fees	100,675	14,814
Incentive fees	172,502	-
Professional fees	74,399	46,569

Total expenses	704,579	112,402
Expenses borne by the General Partner	(85,712)	(40,426)

Net expenses	618,867	71,976

Net investment loss	(419,478)	(55,027)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(207,793)	(81,479)
Net realized gains (losses) on closed contracts allocated from the Funds	(346,123)	13,157
Net change in unrealized gains (losses) on open contracts	60,065	45,250
Net change in unrealized gains (losses) on open contracts allocated from the Funds	673,680	92,107

Total trading results	179,829	69,035

Net income (loss)	$(239,649)	$14,008

Net income (loss) per Unit*:
Class A	$(0.06)	$0.02

Class Z	$(0.02)	$-

Weighted average number of Units outstanding:
Class A	4,368,661.946	738,216.857

Class Z	62,642.865	-

*    Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$5,085,280	583,751.985	$72,542	7,027.337	$5,157,822	590,779.322
Subscriptions - General Partner	-	-	411,459	39,870.113	411,459	39,870.113
Subscriptions - Limited Partners	33,753,729	3,875,284.653	176,590	17,111.399	33,930,319	3,892,396.052
Redemptions - Limited Partners	(2,039,050)	(234,030.205)	(42,701)	(4,097.953)	(2,081,751)	(238,128.158)
Net income (loss)	(239,099)	-	(550)	-	(239,649)	-

Partners’ Capital, March 31, 2019	$36,560,860	4,225,006.433	$617,340	59,910.896	$37,178,200	4,284,917.329

Partners’ Capital, December 31, 2017	$6,433,098	752,427.863	$-	-	$6,433,098	752,427.863
Redemptions - Limited Partners	(299,562)	(34,766.600)	-	-	(299,562)	(34,766.600)
Net income (loss)	14,008	-	-	-	14,008	-

Partners’ Capital, March 31, 2018	$6,147,544	717,661.263	$-	-	$6,147,544	717,661.263

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Global L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

As of March 31, 2019, all trading decisions were made for the Partnership by AE Capital PTY Limited (“AE Capital”), P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”), SECOR Capital Advisors, LP (“SECOR”) and ADG Capital Management LLP (“ADG”) (each a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”). On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also, effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013 and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective December 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, Willowbridge, Cambridge and Mesirow. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investments in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

P/E Global directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to P/E Global’s FX Strategy Standard – MS Program.

Greenwave directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Greenwave’s Flagship Plus Program.

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap contract counterparty for the Partnership/Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

CMF AE Capital Master Fund LLC (“AE Capital Master”), SECOR Master Fund L.P. (“SECOR Master”) and CMF ADG Master Fund LLC (“ADG Master”) have, and (prior to their terminations), Willowbridge Master and Cambridge Master Fund L.P. (“Cambridge Master”) had, entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. AE Capital Master, SECOR Master and ADG Master are collectively referred to as the “Funds”. References herein to Funds may also include, as relevant, Willowbridge Master and Cambridge Master. The Partnership has also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. Pursuant to these agreements, the Partnership, directly or through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017, Cambridge Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement, dated October 10, 2018 (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment, dated as of October 10, 2018 (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in AE Capital Master, SECOR Master, ADG Master, and prior to its termination, carried its investment in Cambridge Master based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. Prior to its termination on January 31, 2019, the Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Unit as calculated by Willowbridge Master. The valuation of the Funds’ investments, including the classification within the fair value hierarchy of the investments held by the Funds, are described in Note 5, “Fair Value Measurements.”

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $440,386 and $118,195, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(97,022) (proceeds of $97,201) and $(13,519) (proceeds of $13,573) as of March 31, 2019 and December 31, 2018, respectively.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Class A	Class Z	Class A
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$0.04	$0.04	$0.09
Net investment loss	(0.10)	(0.06)	(0.07)

Net increase (decrease) for the period	(0.06)	(0.02)	0.02
Net asset value per Unit, beginning of period	8.71	10.32	8.55

Net asset value per Unit, end of period	$8.65	$10.30	$8.57

	Three Months Ended March 31,
	2019		2018
	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.1)%	(1.2)%	(3.5)%

Operating expenses	5.7%	3.7%	7.2%
Expenses borne by the General Partner	(0.9)%	(0.9)%	(2.6)%
Incentive fees	0.4%	0.5%	-%

Total expenses	5.2%	3.3%	4.6%

Total return:
Total return before incentive fees	(0.2)%	0.3%	0.2%
Incentive fees	(0.5)%	(0.5)%	-%

Total return after incentive fees	(0.7)%	(0.2)%	0.2%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average limited partners’ capital of the Partnership, and include the income and expenses allocated from the Funds.

4.	Trading Activities:

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 was 125 and 55, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 was 11 and 0, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2019 and December 31, 2018, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$73,601	$(24,306)	$49,295	$-	$-	$49,295

Total assets	$73,601	$(24,306)	$49,295	$-	$-	$49,295

Liabilities
Futures	$(24,306)	$24,306	$-	$-	$-	$-

Total liabilities	$(24,306)	$24,306	$-	$-	$-	$-

Net fair value						$49,295	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$15,181	$(15,181)	$-	$-	$-	$-

Total assets	$15,181	$(15,181)	$-	$-	$-	$-

Liabilities
Futures	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Total liabilities	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Net fair value						$-	*

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
Assets
Futures Contracts
Currencies	$73,601

Total unrealized appreciation on open futures contracts	73,601

Liabilities
Futures Contracts
Currencies	(5,822)
Indices	(18,484)

Total unrealized depreciation on open futures contracts	(24,306)

Net unrealized appreciation on open futures contracts	$49,295	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

	December 31, 2018
Assets
Futures Contracts
Currencies	$15,181

Total unrealized appreciation on open futures contracts	15,181

Liabilities
Futures Contracts
Currencies	(25,826)

Total unrealized depreciation on open futures contracts	(25,826)

Net unrealized depreciation on open futures contracts	$(10,645)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
Sector	2019		2018
Currencies	$(50,134)		$(23,518)
Energy	1,116		(11)
Indices	(59,428)		(7,390)
Interest Rates U.S.	(29,364)		4,994
Interest Rates Non-U.S.	(397)		(7,920)
Metals	(9,521)		(2,384)

Total	$(147,728)	**	$(36,229)	**

**	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$73,601	$73,601	$-	$-

Total assets	$73,601	$73,601	$-	$-

Liabilities
Futures	$24,306	$24,306	$-	$-

Total liabilities	$24,306	$24,306	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$15,181	$15,181	$-	$-

Total assets	$15,181	$15,181	$-	$-

Liabilities
Futures	$25,826	$25,826	$-	$-

Total liabilities	$25,826	$25,826	$-	$-

6.	Investment in the Funds:

On or about February 1, 2018, the Partnership allocated a portion of its assets to AE Capital for trading through investment in AE Capital Master, a Delaware limited liability company. AE Capital Master permits accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of AE Capital Master. Individual and pooled accounts currently managed by AE Capital, including the Partnership, are permitted to be members of AE Capital Master. The Trading Manager and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

On or about January 1, 2019, the Partnership allocated a portion of its assets to SECOR for trading through investment in SECOR Master, a Delaware limited partnership. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and SECOR have agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is 1.5 times the leverage applied to the assets of SECOR Alpha Master Fund L.P.

On or about February 1, 2019, the Partnership allocated a portion of its assets to ADG for trading through investment in ADG Master, a Delaware limited liability company. ADG Master permits accounts managed by ADG using ADG Systematic Macro Fund’s strategy, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of ADG Master. Individual and pooled accounts currently managed by ADG, including the Partnership, are permitted to be members of ADG Master. The Trading Manager and ADG believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

On or about January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge for trading through investment in Willowbridge Master, a New York limited partnership. Effective the close of business on January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master.

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership fully redeemed its investment in Cambridge Master on December 31, 2018.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2019.

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

Management fees, ongoing placement agent fees, General Partner fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership and also charged directly at the Partnership level. The General Partner reimburses the Partnership for clearing fees and professional fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership.

At March 31, 2019, the Partnership owned approximately 22.4%, 23.1% and 36.9% of AE Capital Master, SECOR Master and ADG Master, respectively. At December 31, 2018, the Partnership owned approximately 7.6% of AE Capital Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2019
	Total Assets	Total Liabilities	Total Capital
AE Capital Master	$18,810,537	$111,558	$18,698,979
SECOR Master	42,956,875	645,175	42,311,700
ADG Master	30,746,424	1,075,711	29,670,713

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$21,433,817	$4,151,814	$17,282,003
AE Capital Master	19,758,302	99,954	19,658,348

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master	$86,493	$(895,582)	$(809,089)
SECOR Master	(47,181)	3,326,837	3,279,656
Willowbridge Master (a)	220,431	(759,939)	(539,508)
ADG Master (b)	68,144	(249,709)	(181,565)

	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master	$85,288	$2,010,327	$2,095,615
AE Capital Master (c)	38,714	(155,473)	(116,759)

(a)	From January 1, 2019, the date the Partnership invested into Willowbridge Master, through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.

(b)	From February 1, 2019, commencement of operations for ADG Master, through March 31, 2019.

(c)	From February 1, 2018, commencement of operations for AE Capital Master, through March 31, 2018.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2019		For the three months ended March 31, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
AE Capital Master	11.29%	$4,199,630	$(156,015)	$3,136	$3,320	$(162,471)	Commodity Portfolio	Monthly
SECOR Master	26.30%	9,777,130	723,966	48,827	3,490	671,649	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(45,751)	9,757	589	(56,097)	Commodity Portfolio	Monthly
ADG Master (b)	29.49%	10,962,961	(59,547)	4,975	4,760	(69,282)	Commodity Portfolio	Monthly

Total		$24,939,721	$462,653	$66,695	$12,159	$383,799

	December 31, 2018		For the three months ended March 31, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master	-%	$-	$123,789	$309	$487	$122,993	Commodity Portfolio	Monthly
AE Capital Master (c)	28.94%	1,492,447	(10,670)	324	1,156	(12,150)	Commodity Portfolio	Monthly

Total		$1,492,447	$113,119	$633	$1,643	$110,843

(a)	From January 1, 2019, the date the Partnership invested into Willowbridge Master, through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.

(b)	From February 1, 2019, the date the Partnership invested into ADG Master, through March 31, 2019.

(c)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through March 31, 2018.

7.	Financial Instruments:

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

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

Effective April 3, 2019, the General Partner terminated AE Capital as an Advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master. The assets previously allocated to AE Capital were reallocated to the other commodity trading advisors in the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund(s), (ii) redemptions receivable from the Fund(s), (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2019.

The Partnership’s/Funds’ investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership/Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership/Funds from trading in potentially profitable markets or prevent the Partnership/Funds from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in Futures Interests trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, and redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2019, the Partnership’s capital increased 620.8% from $5,157,822 to $37,178,200. This increase was attributable to subscriptions of 3,875,284.653 Class A limited partner Units totaling $33,753,729, subscriptions of 17,111.399 Class Z limited partner Units totaling $176,590 and subscriptions of 39,870.113 Class Z General Partner Units totaling $411,459, which was partially offset by redemptions of 234,030.205 Class A limited partner Units totaling $2,039,050, redemptions of 4,097.953 Class Z limited partner Units totaling $42,701 and a net loss of $239,649. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

As of March 31, 2019 and December 31, 2018, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

		March 31, 2019		December 31, 2018
	March 31,	(percentage of	December 31,	(percentage of
Trading Advisor	2019	Partners’ Capital)	2018	Partners’ Capital)
Greenwave	$9,225,314	25%	$2,107,497	41%
P/E Global	3,039,821	8	1,254,239	24
AE Capital	4,227,652	11	1,516,012	29
Mesirow	-	-	280,074 *	6
SECOR	9,698,661	26	-	-
ADG	10,986,752	30	-	-

* Amounts presented are prior to Mesirow’s termination effective December 31, 2018.

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2019 and 2018, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and the Funds trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from the Funds” on open contracts, and recorded as “Net realized gains (losses) on closed contracts” and “Net realized gains (losses) on closed contracts allocated from the Funds,” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s first quarter of 2019, the Partnership’s net asset value per Class A Unit decreased 0.7% from $8.71 to $8.65 as compared to an increase of 0.2% during the first quarter of 2018. During the Partnership’s first quarter of 2019, the Partnership’s net asset value per Class Z Unit decreased 0.2% from $10.32 to $10.30. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $179,829. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $69,035. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies and U.S. interest rates and were partially offset by losses in energy, non-U.S. interest rates, metals and indices.

During the first quarter, the most notable losses were incurred in the currency sector during February from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar advanced amid hopes for a U.S.-China trade truce. Further losses were experienced within the currency markets during January from short positions in the Canadian dollar versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower. Within the global interest rate sector, losses were incurred during March from short U.S. fixed income futures positions as prices increased amid weakening global economic data. In the agricultural markets, losses were recorded during January from short positions in soybean futures as a weaker U.S. dollar and tightening global commodity supplies buoyed prices. Additional losses were incurred in the agricultural markets during March from short positions in lean hog futures as prices increased amid a rise in U.S. exports as the African swine virus diminished global supplies. The Partnership’s overall trading losses for the quarter were offset by trading gains experienced during January within the energy sector from short positions in natural gas futures as prices declined on forecasts for a warmer-than-normal February. Within the global stock index sector, gains were experienced during February from long positions in European equity index futures as prices rallied as investors remained hopeful about a trade deal between the United States and China. Within the metals sector, gains were experienced during February from long positioning in industrial metals futures as prices rose amid signs of progress on U.S. trade talks and tight supplies. Additional gains were experienced from positions in palladium and platinum futures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership and the Funds are speculative commodity pools. The market sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Funds’ main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open contracts and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of future results.

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions are directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

The Partnership’s and the Funds’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. P/E Global and Greenwave directly trade in managed accounts in the name of the Partnership. The Trading Advisors, with the exception of P/E Global and Greenwave, currently each trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which it has been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the Partnership’s total capitalization was $37,178,200.

March 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,551,794	4.17%
Energy	85,884	0.23
Grains	235,771	0.63
Indices	2,831,718	7.62
Interest Rates U.S.	54,424	0.15
Interest Rates Non-U.S.	687,555	1.85
Livestock	43,933	0.12
Metals	303,425	0.82
Softs	239,129	0.64

Total	$6,033,633	16.23%

As of December 31, 2018, the Partnership’s total capitalization was $5,157,822.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$118,195	2.29%

Total	$118,195	2.29%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Fund(s) by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$366,851	0.98%	$536,778	$118,195	$262,560
Indices	73,535	0.20	141,111	-	19,042

Total	$440,386	1.18%

* Average of daily Values at Risk.

December 31, 2018

			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$118,195	2.29%	$141,125	$-	$82,334

Total	$118,195	2.29%

* Annual average of month-end Values at Risk.

At March 31, 2019, AE Capital Master’s total capitalization was $18,698,979 and the Partnership owned approximately 22.4% of AE Capital Master. As of March 31, 2019, AE Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,595,797	8.53%	$5,823,048	$-	$1,229,485

Total	$1,595,797	8.53%

* Average of daily Values at Risk.

At December 31, 2018, AE Capital Master’s total capitalization was $19,658,348 and the Partnership owned approximately 7.6% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

At March 31, 2019, SECOR Master’s total capitalization was $42,311,700 and the Partnership owned approximately 23.1% of SECOR Master. As of March 31, 2019, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,286,285	5.40%	$5,747,977	$2,267,376	$4,386,628
Energy	371,792	0.88	1,264,626	242,465	515,376
Grains	1,020,652	2.41	1,360,384	305,492	762,803
Indices	8,023,291	18.96	8,550,193	4,303,298	6,119,326
Interest Rates U.S.	155,887	0.37	815,803	65,715	223,819
Interest Rates Non-U.S.	720,109	1.70	1,577,950	720,109	1,126,884
Livestock	190,185	0.45	594,605	66,462	228,779
Metals	1,313,528	3.10	1,313,528	1,069,299	1,186,579
Softs	1,035,191	2.45	1,035,191	304,474	651,844

Total	$15,116,920	35.72%

* Average of daily Values at Risk.

At March 31, 2019, ADG Master’s total capitalization was $29,670,713 and the Partnership owned approximately 36.9% of ADG Master. As of March 31, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$811,253	2.73%	$817,650	$572,375	$740,459
Indices	2,452,040	8.26	3,128,153	631,466	2,631,563
Interest Rates U.S.	49,904	0.17	63,503	8,349	33,380
Interest Rates Non-U.S.	1,412,493	4.76	1,507,981	985,559	1,389,149

Total	$4,725,690	15.92%

* Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were subscriptions of 3,875,284.653 Class A limited partner Units totaling $33,753,729 and subscriptions of 17,111.399 Class Z limited partner Units totaling $176,590. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Units are used in the trading of Futures Interests.

The following chart sets forth the purchases of limited partner Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	Class Z (a) Total Number of Units Purchased *	Class Z (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	108,102.086	$8.73	N/A	N/A	N/A	N/A
February 1, 2019 - February 28, 2019	54,919.905	$8.76	4,097.953	$10.42	N/A	N/A
March 1, 2019 - March 31, 2019	71,008.214	$8.65	N/A	N/A	N/A	N/A
	234,030.205	$8.71	4,097.953	$10.42

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

Date: May 9, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer) Date: May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.