Form 10-Q
period 2019-06-30
CERES TACTICAL GLOBAL L.P.
filed 2019-08-08
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes       No X

As of July 31, 2019, 3,953,484.3060 Limited Partnership Class A Units were outstanding and 9,856.7850 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Global L.P.

Statements of Financial Condition

	June 30,
	2019	December 31,
	(Unaudited)	2018
Assets:
Investment in the Fund(s)(1), at fair value	$10,014,330	$1,492,447
Redemptions receivable from the Fund(s)	10,589,199	276,352
Equity in trading accounts:
Unrestricted cash	14,478,389	3,462,890
Restricted cash	361,761	118,195

Total equity in trading accounts	14,840,150	3,581,085

Expense reimbursement	36,578	15,047
Interest receivable	38,787	7,851

Total assets	$35,519,044	$5,372,782

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$47,554	$10,645
Accrued expenses:
Ongoing placement agent fees	-	8,623
General Partner fees	22,032	3,279
Management fees	26,727	3,999
Incentive fees	86,715	18,653
Professional fees	67,385	85,695
Redemptions payable to Limited Partners	566,534	84,066

Total liabilities	816,947	214,960

Partners’ Capital:
General Partner, Class Z, 37,254.248 and 7,027.337 Units outstanding at June 30, 2019 and December 31, 2018, respectively	381,817	72,542
Limited Partners, Class A, 3,995,688.271 and 583,751.985 Units outstanding at June 30, 2019 and December 31, 2018, respectively	34,219,274	5,085,280
Limited Partners, Class Z, 9,856.785 and 0.000 Units outstanding at June 30, 2019 and December 31, 2018, respectively	101,006	-

Total partners’ capital (net asset value)	34,702,097	5,157,822

Total liabilities and partners’ capital	$35,519,044	$5,372,782

Net asset value per Unit:
Class A	$8.56	$8.71

Class Z	$10.25	$10.32

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	79	$8,079	0.02%
Metals	4	784	0.00 *

Total futures contracts purchased		8,863	0.02

Futures Contracts Sold
Currencies	105	(56,417)	(0.16)

Total futures contracts sold		(56,417)	(0.16)

Net unrealized depreciation on open futures contracts		$(47,554)	(0.14)%

Investment in the Fund
CMF ADG Master Fund LLC		$10,014,330	28.86%

Total investment in the Fund		$10,014,330	28.86%

*	Due to rounding.

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

Ceres Tactical Global L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$75,460	$11,252	$139,753	$20,346
Interest income allocated from the Funds	106,237	8,912	241,333	16,767

Total investment income	181,697	20,164	381,086	37,113

Expenses:
Expenses allocated from the Funds	73,072	5,043	151,926	7,319
Clearing fees related to direct investments	27,736	7,503	42,342	12,580
Ongoing placement agent fees	178,839	29,695	369,621	61,452
General Partner fees	68,076	11,268	140,837	23,177
Management fees	80,847	14,968	181,522	29,782
Incentive fees	(55,682)	30,370	116,820	30,370
Professional fees	78,490	43,853	152,889	90,422

Total expenses	451,378	142,700	1,155,957	255,102
Expenses borne by the General Partner	(102,354)	(43,629)	(188,066)	(84,055)

Net expenses	349,024	99,071	967,891	171,047

Net investment loss	(167,327)	(78,907)	(586,805)	(133,934)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	156,078	269,746	(51,715)	188,267
Net realized gains (losses) on closed contracts allocated from the Funds	(222,044)	(84,091)	(568,167)	(70,934)
Net change in unrealized gains (losses) on open contracts	(95,459)	(15,311)	(35,394)	29,939
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(40,757)	6,719	632,923	98,826

Total trading results	(202,182)	177,063	(22,353)	246,098

Net income (loss)	$(369,509)	$98,156	$(609,158)	$112,164

Net income (loss) per Unit*:
Class A	$(0.09)	$0.14	$(0.15)	$0.16

Class Z	$(0.05)	$0.22	$(0.07)	$0.22

Weighted average number of Units outstanding:
Class A	4,141,647.199	690,429.988	4,255,154.573	714,323.423

Class Z	52,361.474	7,027.337	57,502.169	7,027.337

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$6,433,098	752,427.863	$-	-	$6,433,098	752,427.863
Subscriptions - General Partner	-	-	70,274	7,027.337	70,274	7,027.337
Redemptions - General Partner	(70,239)	(8,199.927)	-	-	(70,239)	(8,199.927)
Redemptions - Limited Partners	(742,972)	(86,079.178)	-	-	(742,972)	(86,079.178)
Net income (loss)	110,652	-	1,512	-	112,164	-

Partners’ Capital, June 30, 2018	$5,730,539	658,148.758	$71,786	7,027.337	$5,802,325	665,176.095

Partners’ Capital, March 31, 2018	$6,147,544	717,661.263	$-	-	$6,147,544	717,661.263
Subscriptions - General Partner	-	-	70,274	7,027.337	70,274	7,027.337
Redemptions - General Partner	(70,239)	(8,199.927)	-	-	(70,239)	(8,199.927)
Redemptions - Limited Partners	(443,410)	(51,312.578)	-	-	(443,410)	(51,312.578)
Net income (loss)	96,644	-	1,512	-	98,156	-

Partners’ Capital, June 30, 2018	$5,730,539	658,148.758	$71,786	7,027.337	$5,802,325	665,176.095

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$5,085,280	583,751.985	$72,542	7,027.337	$5,157,822	590,779.322
Subscriptions - General Partner	-	-	411,459	39,870.113	411,459	39,870.113
Subscriptions - Limited Partners	33,753,729	3,875,284.653	176,590	17,111.399	33,930,319	3,892,396.052
Redemptions - General Partner	-	-	(100,000)	(9,643.202)	(100,000)	(9,643.202)
Redemptions - Limited Partners	(4,013,087)	(463,348.367)	(75,258)	(7,254.614)	(4,088,345)	(470,602.981)
Net income (loss)	(606,648)	-	(2,510)	-	(609,158)	-

Partners’ Capital, June 30, 2019	$34,219,274	3,995,688.271	$482,823	47,111.033	$34,702,097	4,042,799.304

Partners’ Capital, March 31, 2019	$36,560,860	4,225,006.433	$617,340	59,910.896	$37,178,200	4,284,917.329
Redemptions - General Partner	-	-	(100,000)	(9,643.202)	(100,000)	(9,643.202)
Redemptions - Limited Partners	(1,974,037)	(229,318.162)	(32,557)	(3,156.661)	(2,006,594)	(232,474.823)
Net income (loss)	(367,549)	-	(1,960)	-	(369,509)	-

Partners’ Capital, June 30, 2019	$34,219,274	3,995,688.271	$482,823	47,111.033	$34,702,097	4,042,799.304

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

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap contract counterparty for the Partnership/Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of January 1, 2018, units of limited partnership interest (“Unit(s)”) of the Partnership are being offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee. Class A Units are subject to a monthly ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of adjusted beginning net assets of Class A. All Units issued prior to January 1, 2018 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class Z Units were first issued on April 1, 2018.

As of June 30, 2019, all trading decisions were made for the Partnership by P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and ADG Capital Management LLP (“ADG”) (each a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master Fund L.P. (“SECOR Master”). Effective April 3, 2019, the General Partner terminated AE Capital PTY Limited (“AE Capital”) as a Trading Advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in CMF AE Capital Master Fund LLC (“AE Capital Master”). On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”). On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also, effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013 and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective December 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, SECOR, AE Capital, Willowbridge, Cambridge and Mesirow. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investments in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

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

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

CMF ADG Master Fund LLC (“ADG Master”) has, and (prior to their terminations), SECOR Master, AE Capital Master, Willowbridge Master and Cambridge Master Fund L.P. (“Cambridge Master”) had, entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. ADG Master will be referred to as the “Fund”. References herein to Funds may also include, as relevant, SECOR Master, AE Capital Master, Willowbridge Master and Cambridge Master. The Partnership has also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. Pursuant to these agreements, the Partnership, directly or through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017 and prior to their respective terminations, Cambridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and SECOR Master, Mesirow/Cambridge and SECOR were parties to the FX Agreements for the Funds to which each acted as advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in ADG Master, and prior to their terminations, carried its investments in SECOR Master, AE Capital Master and Cambridge Master based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. Prior to its termination on January 31, 2019, the Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Unit as calculated by Willowbridge Master.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $361,761 and $118,195, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $19,568 (cost of $17,999) and $(13,519) (proceeds of $13,573) as of June 30, 2019 and December 31, 2018, respectively.

Ceres Tactical Global L.P.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019			2018	2019			2018
	Class A	Class Z		Class A	Class A	Class Z		Class A
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.05)	$(0.05)		$0.25	$(0.01)	$(0.00)	****	$0.35
Net investment loss	(0.04)	(0.00)	****	(0.11)	(0.14)	(0.07)		(0.19)

Net increase (decrease) for the period	(0.09)	(0.05)		0.14	(0.15)	(0.07)		0.16
Net asset value per Unit, beginning of period	8.65	10.30		8.57	8.71	10.32		8.55

Net asset value per Unit, end of period	$8.56	$10.25		$8.71	$8.56	$10.25		$8.71

	Three Months Ended June 30,				Six Months Ended June 30,
	2019			2018	2019			2018
	Class A	Class Z		Class A	Class A	Class Z		Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(2.4)%	(0.4)%		(3.8)%	(2.9)%	(1.1)%		(3.9)%

Operating expenses	5.7%	3.8%		7.6%	5.7%	3.7%		7.4%
Expenses borne by the General Partner	(1.1)%	(1.2)%		(2.9)%	(1.0)%	(1.0)%		(2.8)%
Incentive fees	(0.2)%	(0.1)%		0.5%	0.3%	0.5%		0.5%

Total expenses	4.4%	2.5%		5.2%	5.0%	3.2%		5.1%

Total return:
Total return before incentive fees	(1.2)%	(0.6)%		2.1%	(1.4)%	(0.3)%		2.4%
Incentive fees	0.2%	0.1%		(0.5)%	(0.3)%	(0.4)%		(0.5)%

Total return after incentive fees	(1.0)%	(0.5)%		1.6%	(1.7)%	(0.7)%		1.9%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees if applicable).

***	Interest income less total expenses.

****	Due to rounding.

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

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, each Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategies. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 was 183 and 43, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 was 154 and 49, respectively. No option contracts were traded directly by the Partnership during the three months ended June 30, 2019 and 2018. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 was 6 and 0, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2019				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$20,995	$(20,995)	$-	$-	$-	$-

Total assets	$20,995	$(20,995)	$-	$-	$-	$-

Liabilities
Futures	$(68,549)	$20,995	$(47,554)	$-	$47,554	$-

Total liabilities	$(68,549)	$20,995	$(47,554)	$-	$47,554	$-

Net fair value						$-	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$15,181	$(15,181)	$-	$-	$-	$-

Total assets	$15,181	$(15,181)	$-	$-	$-	$-

Liabilities
Futures	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Total liabilities	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Net fair value						$-	*

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Currencies	$20,211
Metals	784

Total unrealized appreciation on open futures contracts	20,995

Liabilities
Futures Contracts
Currencies	(68,549)

Total unrealized depreciation on open futures contracts	(68,549)

Net unrealized depreciation on open futures contracts	$(47,554)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

	December 31, 2018
Assets
Futures Contracts
Currencies	$15,181

Total unrealized appreciation on open futures contracts	15,181

Liabilities
Futures Contracts
Currencies	(25,826)

Total unrealized depreciation on open futures contracts	(25,826)

Net unrealized depreciation on open futures contracts	$(10,645)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2019		2018		2019		2018
Currencies	$61,534		$248,280		$11,400		$224,762
Energy	13,189		2,006		14,305		1,995
Indices	284		3,672		(59,144)		(3,718)
Interest Rates U.S.	(21,696)		6,017		(51,060)		11,011
Interest Rates Non-U.S.	(1,411)		(341)		(1,808)		(8,261)
Metals	8,719		(5,199)		(802)		(7,583)

Total	$60,619	**	$254,435	**	$(87,109)	**	$218,206	**

**	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$20,995	$20,995	$-	$-

Total assets	$20,995	$20,995	$-	$-

Liabilities
Futures	$68,549	$68,549	$-	$-

Total liabilities	$68,549	$68,549	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$15,181	$15,181	$-	$-

Total assets	$15,181	$15,181	$-	$-

Liabilities
Futures	$25,826	$25,826	$-	$-

Total liabilities	$25,826	$25,826	$-	$-

6.	Investment in the Funds:

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

On or about January 1, 2019, the Partnership allocated a portion of its assets to SECOR for trading through investment in SECOR Master, a Delaware limited partnership. SECOR Master permitted accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2019.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

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

At June 30, 2019, the Partnership owned approximately 31.6% of ADG Master. At December 31, 2018, the Partnership owned approximately 7.6% of AE Capital Master. It is the Partnership’s intention to continue to invest in ADG Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2019
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$41,824,942	$41,824,942	$-
ADG Master	32,409,874	744,151	31,665,723

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$21,433,817	$4,151,814	$17,282,003
AE Capital Master	19,758,302	99,954	19,658,348

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master (a)	$(14,754)	$4,772	$(9,982)
SECOR Master	(37,085)	(606,850)	(643,935)
ADG Master	143,731	(528,384)	(384,653)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master (b)	$71,739	$(890,810)	$(819,071)
SECOR Master	(84,266)	2,719,987	2,635,721
Willowbridge Master (c)	220,431	(759,939)	(539,508)
ADG Master (d)	211,875	(778,093)	(566,218)

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master	$99,367	$(517,681)	$(418,314)
AE Capital Master	50,825	(658,284)	(607,459)

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master	$184,655	$1,492,646	$1,677,301
AE Capital Master (e)	89,539	(813,757)	(724,218)

(a)	From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(c)	From January 1, 2019, the date the Partnership invested into Willowbridge Master, through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.

(d)	From February 1, 2019, commencement of operations for ADG Master, through June 30, 2019.

(e)	From February 1, 2018, commencement of operations for AE Capital Master, through June 30, 2018.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
AE Capital Master (a)	-%	$-	$9,503	$6,456	$5,283	$(2,236)	Commodity Portfolio	Monthly
SECOR Master	-%	-	(58,741)	47,779	3,715	(110,235)	Commodity Portfolio	Monthly
ADG Master	28.86%	10,014,330	(107,326)	3,995	5,844	(117,165)	Commodity Portfolio	Monthly

Total		$10,014,330	$(156,564)	$58,230	$14,842	$(229,636)

	June 30, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
AE Capital Master (b)	-%	$-	$(146,512)	$9,592	$8,603	$(164,707)	Commodity Portfolio	Monthly
SECOR Master	-%	-	665,225	96,606	7,205	561,414	Commodity Portfolio	Monthly
Willowbridge Master (c)	-%	-	(45,751)	9,757	589	(56,097)	Commodity Portfolio	Monthly
ADG Master (d)	28.86%	10,014,330	(166,873)	8,970	10,604	(186,447)	Commodity Portfolio	Monthly

Total		$10,014,330	$306,089	$124,925	$27,001	$154,163

	December 31, 2018		For the three months ended June 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master	-%	$-	$(16,122)	$250	$175	$(16,547)	Commodity Portfolio	Monthly
AE Capital Master	28.94%	1,492,447	(52,338)	3,019	1,599	(56,956)	Commodity Portfolio	Monthly

Total		$1,492,447	$(68,460)	$3,269	$1,774	$(73,503)

	December 31, 2018		For the six months ended June 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master	-%	$-	$107,667	$559	$662	$106,446	Commodity Portfolio	Monthly
AE Capital Master (e)	28.94%	1,492,447	(63,008)	3,343	2,755	(69,106)	Commodity Portfolio	Monthly

Total		$1,492,447	$44,659	$3,902	$3,417	$37,340

(a)	From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(c)	From January 1, 2019, the date the Partnership invested into Willowbridge Master, through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.

(d)	From February 1, 2019, the date the Partnership invested into ADG Master, through June 30, 2019.

(e)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through June 30, 2018.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instruments:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund(s), (ii) redemptions receivable from the Fund(s), (iii) equity in trading accounts, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

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

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership/Funds from trading in potentially profitable markets or prevent the Partnership/Funds from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

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

For the six months ended June 30, 2019, the Partnership’s capital increased 572.8% from $5,157,822 to $34,702,097. This increase was attributable to subscriptions of 3,875,284.653 Class A limited partner Units totaling $33,753,729, subscriptions of 17,111.399 Class Z limited partner Units totaling $176,590 and subscriptions of 39,870.113 Class Z General Partner Units totaling $411,459, which was partially offset by redemptions of 463,348.367 Class A limited partner Units totaling $4,013,087, redemptions of 7,254.614 Class Z limited partner Units totaling $75,258, redemptions of 9,643.202 Class Z General Partner Units totaling $100,000 and a net loss of $609,158. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2019, the Partnership’s net asset value per Class A Unit decreased 1.0% from $8.65 to $8.56 as compared to an increase of 1.6% during the second quarter of 2018. During the Partnership’s second quarter of 2019, the Partnership’s net asset value per Class Z Unit decreased 0.5% from $10.30 to $10.25 as compared to an increase of 2.2% during the second quarter of 2018. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2019 of $202,182. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, livestock, metals and softs and were partially offset by gains in currencies, indices and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2018 of $177,063. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals.

The most notable losses were recorded during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Additional losses were incurred within the agricultural sector from positions in cattle and orange juice futures. Losses in the metals sector were experienced primarily during May from long positions in zinc futures as prices declined amid renewed trade tensions globally. Within the energy sector, losses were incurred throughout the second quarter from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. A portion of the Partnership’s losses for the quarter was offset by gains experienced within the global interest rate sector during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the global stock indices, gains were recorded during April and June from long European equity index futures positions as prices increased on signs that major central banks are prepared to provide new stimulus to slowing economies. Additional gains were experienced within the currency markets during April and May from short positions in the British pound versus the U.S. dollar as the U.S. currency strengthened against the pound.

During the Partnership’s six months ended June 30, 2019, the Partnership’s net asset value per Class A Unit decreased 1.7% from $8.71 to $8.56 as compared to an increase of 1.9% in the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the Partnership’s net asset value per Class Z Unit decreased 0.7% from $10.32 to $10.25 as compared to an increase of 2.2% for the period from April 1, 2018 (date of first issuance) to June 30, 2018. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2019 of $22,353. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, indices and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $246,098. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in currencies, energy and U.S. interest rates and were partially offset by losses in non-U.S. interest rates, metals and indices.

The most significant losses were recorded during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Additional losses were incurred within the agricultural sector from positions in cattle and orange juice futures. Losses in the metals sector were experienced primarily during May from long positions in zinc futures as prices declined amid renewed trade tensions globally. Within the currency sector, losses were incurred during February from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar advanced amid hopes for a U.S.-China trade truce. Further losses were experienced within the currency markets during June from short positions in the Japanese yen. A majority of the Partnership’s losses for the first six months of the year was offset by trading gains within the global stock index markets during February, April, and June from long positions in European equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. Within the global interest rate sector, gains were primarily recorded during January, May, and June from long positions in non-U.S. and U.S. fixed income futures as prices rose as global economic concerns pushed central banks to looser monetary policy globally. Additional gains were achieved within the energy sector during January from short positions in natural gas futures as prices declined on forecasts for a warmer-than-normal February.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Trading Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

Effective November 1, 2018, the Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2018, the Partnership received monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to 80% of the monthly average of the 4-week U.S Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and six months ended June 30, 2019 increased by $161,533 and $343,973, respectively, as compared to the corresponding periods in 2018. The increase in interest income was due to an increase in average equity, as well as higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s accounts and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2019 increased by $20,233 and $29,762, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Units on the first day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2019 increased by $149,144 and $308,169, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets attributable to Class A Units during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2019 increased by $56,808 and $117,660, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2019 increased by $65,879 and $151,740, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the quarter or half year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Prior to SECOR’s termination on June 30, 2019, incentive fees were generated by SECOR at the end of the year. Trading performance for the three months ended June 30, 2019 resulted in a reversal of incentive fees of $55,682. Trading performance for the six months ended June 30, 2019 resulted in incentive fees of $116,820. Trading performance for the three and six months ended June 30, 2018 resulted in incentive fees of $30,370. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2019 and March 31, 2019, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Trading Advisor	June 30, 2019*	June 30, 2019 (percentage of Partners’ Capital)	March 31, 2019	March 31, 2019 (percentage of Partners’ Capital)
Greenwave	$10,783,610	31%	$9,225,314	25	%
P/E Global	3,916,746	11	3,039,821	8
AE Capital	-	-	4,227,652	11
SECOR	9,969,613	29	9,698,661	26
ADG	10,032,128	29	10,986,752	30

* Allocation presented is prior to SECOR’s termination effective the close of business on June 30, 2019.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the Partnership’s total capitalization was $34,702,097.

June 30, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$552,004	1.59%
Indices	800,958	2.31
Interest Rates U.S.	10,219	0.03
Interest Rates Non-U.S.	384,676	1.11
Metals	12,320	0.03

Total	$1,760,177	5.07%

As of December 31, 2018, the Partnership’s total capitalization was $5,157,822.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$118,195	2.29%

Total	$118,195	2.29%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Fund(s) by market category as of June 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended June 30, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$349,441	1.00%	$678,284	$157,245	$426,403
Metals	12,320	0.04	20,350	-	1,656

Total	$361,761	1.04%

* Average of daily Values at Risk.
December 31, 2018
			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$118,195	2.29%	$141,125	$-	$82,334

Total	$118,195	2.29%

* Annual average of month-end Values at Risk.

At June 30, 2019, ADG Master’s total capitalization was $31,665,723 and the Partnership owned approximately 31.6% of ADG Master. As of June 30 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$641,023	2.02%	$946,644	$611,028	$810,034
Indices	2,534,676	8.00	3,018,124	2,085,346	2,562,935
Interest Rates U.S.	32,340	0.10	97,026	3,003	46,799
Interest Rates Non-U.S.	1,217,329	3.84	1,651,468	1,199,856	1,484,718

Total	$4,425,368	13.96%

* Average of daily Values at Risk.

As of June 30, 2019, the Partnership fully redeemed its investment in SECOR Master.

As of April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master. At December 31, 2018, AE Capital Master’s total capitalization was $19,658,348 and the Partnership owned approximately 7.6% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were no additional subscriptions of Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Units are used in the trading of Futures Interests.

The following chart sets forth the purchases of limited partner Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	Class Z (a) Total Number of Units Purchased *	Class Z (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	85,176.382	$8.69	1,680.931	$10.37	N/A	N/A
May 1, 2019 - May 31, 2019	79,724.937	$8.56	N/A	N/A	N/A	N/A
June 1, 2019 - June 30, 2019	64,416.843	$8.56	1,475.730	$10.25	N/A	N/A
	229,318.162	$8.61	3,156.661	$10.31

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

Date: August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.