Form 10-Q
period 2019-09-30
CERES TACTICAL GLOBAL L.P.
filed 2019-11-07
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes     No X

As of October 31, 2019, 3,847,761.089 Limited Partnership Class A Units were outstanding and 8,620.412 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Global L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Fund(s)(1), at fair value	$14,686,475	$1,492,447
Redemptions receivable from the Fund(s)	229,535	276,352
Equity in trading accounts:
Unrestricted cash	18,729,316	3,462,890
Restricted cash	427,779	118,195
Net unrealized appreciation on open futures contracts	186,120	-

Total equity in trading accounts	19,343,215	3,581,085

Expense reimbursement	13,595	15,047
Interest receivable	30,648	7,851

Total assets	$34,303,468	$5,372,782

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$10,645
Accrued expenses:
Ongoing placement agent fees	-	8,623
General Partner fees	21,209	3,279
Management fees	23,175	3,999
Incentive fees	86,335	18,653
Professional fees	71,145	85,695
Redemptions payable to Limited Partners	185,259	84,066

Total liabilities	387,123	214,960

Partners’ Capital:
General Partner, Class Z, 37,254.248 and 7,027.337 Units outstanding at September 30, 2019 and December 31, 2018, respectively	385,319	72,542
Limited Partners, Class A, 3,887,217.100 and 583,751.985 Units outstanding at September 30, 2019 and December 31, 2018, respectively	33,429,083	5,085,280
Limited Partners, Class Z, 9,856.785 and 0.000 Units outstanding at September 30, 2019 and December 31, 2018, respectively	101,943	-

Total partners’ capital (net asset value)	33,916,345	5,157,822

Total liabilities and partners’ capital	$34,303,468	$5,372,782

Net asset value per Unit:
Class A	$8.60	$8.71

Class Z	$10.34	$10.32

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

			% of Partners’
	Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	56	$(262)	(0.00) %*

Total futures contracts purchased		(262)	(0.00) *

Futures Contracts Sold
Currencies	141	186,382	0.55

Total futures contracts sold		186,382	0.55

Net unrealized appreciation on open futures contracts		$186,120	0.55%

Investment in the Fund
CMF ADG Master Fund LLC		$14,686,475	43.30%

Total investment in the Fund		$14,686,475	43.30%

*	Due to rounding.

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

Ceres Tactical Global L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$97,024	$12,503	$236,777	$32,849
Interest income allocated from the Funds	66,581	8,992	307,914	25,759

Total investment income	163,605	21,495	544,691	58,608

Expenses:
Expenses allocated from the Funds	13,436	4,275	165,362	11,594
Clearing fees related to direct investments	34,660	6,167	77,002	18,747
Ongoing placement agent fees	169,642	28,103	539,263	89,555
General Partner fees	64,525	10,673	205,362	33,850
Management fees	71,068	13,903	252,590	43,685
Incentive fees	86,335	3,338	203,155	33,708
Professional fees	78,955	43,742	231,844	134,164

Total expenses	518,621	110,201	1,674,578	365,303
Expenses borne by the General Partner	(53,924)	(42,087)	(241,990)	(126,142)

Net expenses	464,697	68,114	1,432,588	239,161

Net investment loss	(301,092)	(46,619)	(887,897)	(180,553)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	25,281	91,865	(26,434)	280,132
Net realized gains (losses) on closed contracts allocated from the Funds	(210,191)	(66,289)	(778,358)	(137,223)
Net change in unrealized gains (losses) on open contracts	234,291	(40,003)	198,897	(10,064)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	398,288	(19,098)	1,031,211	79,728

Total trading results	447,669	(33,525)	425,316	212,573

Net income (loss)	$146,577	$(80,144)	$(462,581)	$32,020

Net income (loss) per Unit*:
Class A	$0.04	$(0.13)	$(0.11)	$0.03

Class Z	$0.09	$(0.10)	$0.02	$0.12

Weighted average number of Units outstanding:
Class A	3,952,643.816	646,418.248	4,154,317.654	691,688.364

Class Z	47,111.033	7,027.337	54,038.457	7,027.337

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$6,433,098	752,427.863	$-	-	$6,433,098	752,427.863
Subscriptions - General Partner	-	-	70,274	7,027.337	70,274	7,027.337
Redemptions - General Partner	(70,239)	(8,199.927)	-	-	(70,239)	(8,199.927)
Redemptions - Limited Partners	(1,110,474)	(128,554.059)	-	-	(1,110,474)	(128,554.059)
Net income (loss)	31,185	-	835	-	32,020	-

Partners’ Capital, September 30, 2018	$5,283,570	615,673.877	$71,109	7,027.337	$5,354,679	622,701.214

Partners’ Capital, June 30, 2018	$5,730,539	658,148.758	$71,786	7,027.337	$5,802,325	665,176.095
Redemptions - Limited Partners	(367,502)	(42,474.881)	-	-	(367,502)	(42,474.881)
Net income (loss)	(79,467)	-	(677)	-	(80,144)	-

Partners’ Capital, September 30, 2018	$5,283,570	615,673.877	$71,109	7,027.337	$5,354,679	622,701.214

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$5,085,280	583,751.985	$72,542	7,027.337	$5,157,822	590,779.322
Subscriptions - General Partner	-	-	411,459	39,870.113	411,459	39,870.113
Subscriptions - Limited Partners	33,753,729	3,875,284.653	176,590	17,111.399	33,930,319	3,892,396.052
Redemptions - General Partner	-	-	(100,000)	(9,643.202)	(100,000)	(9,643.202)
Redemptions - Limited Partners	(4,945,416)	(571,819.538)	(75,258)	(7,254.614)	(5,020,674)	(579,074.152)
Net income (loss)	(464,510)	-	1,929	-	(462,581)	-

Partners’ Capital, September 30, 2019	$33,429,083	3,887,217.100	$487,262	47,111.033	$33,916,345	3,934,328.133

Partners’ Capital, June 30, 2019	$34,219,274	3,995,688.271	$482,823	47,111.033	$34,702,097	4,042,799.304
Redemptions - Limited Partners	(932,329)	(108,471.171)	-	-	(932,329)	(108,471.171)
Net income (loss)	142,138	-	4,439	-	146,577	-

Partners’ Capital, September 30, 2019	$33,429,083	3,887,217.100	$487,262	47,111.033	$33,916,345	3,934,328.133

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

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap contract counterparty for the Partnership/Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

As of September 30, 2019, all trading decisions were made for the Partnership by P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and ADG Capital Management LLP (“ADG”) (each, a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master Fund L.P. (“SECOR Master”). Effective April 3, 2019, the General Partner terminated AE Capital PTY Limited (“AE Capital”) as a commodity trading advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in CMF AE Capital Master Fund LLC (“AE Capital Master”). On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”). On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also, effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013 and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective December 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, SECOR, AE Capital, Willowbridge, Cambridge and Mesirow. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investments in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

CMF ADG Master Fund LLC (“ADG Master”) has, and each of SECOR Master, AE Capital Master, Willowbridge Master and Cambridge Master Fund L.P. (“Cambridge Master”) (prior to their respective terminations) had, entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. ADG Master will be referred to as the “Fund”. References herein to Funds may also include, as relevant, SECOR Master, AE Capital Master, Willowbridge Master and Cambridge Master. The Partnership has also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. Pursuant to these agreements, the Partnership, directly or through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017 and prior to their respective terminations, Cambridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and SECOR Master, Cambridge (and, subsequently, Mesirow, pursuant to the novation, assignment and assumption agreement) and SECOR were parties to the FX Agreements for the Funds to which each acted as commodity trading advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership, to the extent these expenses exceed 0.85% annually of the net assets of the Partnership, including the expenses related to the engagement of the Administrator.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $427,779 and $118,195, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $86,086 (cost of $83,900) and $(13,519) (proceeds of $13,573) as of September 30, 2019 and December 31, 2018, respectively.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019		2018	2019		2018
	Class A	Class Z	Class A	Class A	Class Z	Class A
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.12	$0.13	$(0.06)	$0.10	$0.13	$0.29
Net investment loss	(0.08)	(0.04)	(0.07)	(0.21)	(0.11)	(0.26)

Net increase (decrease) for the period	0.04	0.09	(0.13)	(0.11)	0.02	0.03
Net asset value per Unit, beginning of period	8.56	10.25	8.71	8.71	10.32	8.55

Net asset value per Unit, end of period	$8.60	$10.34	$8.58	$8.60	$10.34	$8.58

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019		2018	2019		2018
	Class A	Class Z	Class A	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(2.8)%	(0.7)%	(3.1)%	(3.1)%	(1.3)%	(3.9)%

Operating expenses	5.0%	3.0%	7.6%	5.5%	3.5%	7.5%
Expenses borne by the General Partner	(0.6)%	(0.6)%	(3.0)%	(0.9)%	(0.9)%	(2.8)%
Incentive fees	0.3%	0.2%	0.1%	0.6%	0.7%	0.6%

Total expenses	4.7%	2.6%	4.7%	5.2%	3.3%	5.3%

Total return:
Total return before incentive fees	0.7%	1.2%	(1.4)%	(0.7)%	1.0%	1.0%
Incentive fees	(0.2)%	(0.3)%	(0.1)%	(0.6)%	(0.8)%	(0.6)%

Total return after incentive fees	0.5%	0.9%	(1.5)%	(1.3)%	0.2%	0.4%

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 was 227 and 36, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 was 178 and 45, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 was 54 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 was 22 and 0, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018, respectively.

September 30, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets

Futures	$200,704	$(14,584)	$186,120	$-	$-	$186,120

Total assets	$200,704	$(14,584)	$186,120	$-	$-	$186,120

Liabilities

Futures	$(14,584)	$14,584	$-	$-	$-	$-

Total liabilities	$(14,584)	$14,584	$-	$-	$-	$-

Net fair value						$186,120	*

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets

Futures	$15,181	$(15,181)	$-	$-	$-	$-

Total assets	$15,181	$(15,181)	$-	$-	$-	$-

Liabilities

Futures	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Total liabilities	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Net fair value						$-	*

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
Assets
Futures Contracts
Currencies	$200,704

Total unrealized appreciation on open futures contracts	200,704

Liabilities
Futures Contracts
Currencies	(14,584)

Total unrealized depreciation on open futures contracts	(14,584)

Net unrealized appreciation on open futures contracts	$186,120	*

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2019		2018		2019		2018

Currencies	$433,271		$53,946		$444,671		$278,708
Energy	(1,937)		1,556		12,368		3,551
Indices	(157,858)		4,951		(217,002)		1,233
Interest Rates U.S.	(27,480)		(2,918)		(78,540)		8,093
Interest Rates Non-U.S.	30,755		(5,255)		28,947		(13,516)
Metals	(17,179)		(418)		(17,981)		(8,001)

Total	$259,572	**	$51,862	**	$172,463	**	$270,068	**

**	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$200,704	$200,704	$-	$-

Total assets	$200,704	$200,704	$-	$-

Liabilities
Futures	$14,584	$14,584	$-	$-

Total liabilities	$14,584	$14,584	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$15,181	$15,181	$-	$-

Total assets	$15,181	$15,181	$-	$-

Liabilities
Futures	$25,826	$25,826	$-	$-

Total liabilities	$25,826	$25,826	$-	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2019.

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

At September 30, 2019, the Partnership owned approximately 37.1% of ADG Master. At December 31, 2018, the Partnership owned approximately 7.6% of AE Capital Master. It is the Partnership’s intention to continue to invest in ADG Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	September 30, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$39,885,188	$339,282	$39,545,906

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$21,433,817	$4,151,814	$17,282,003
AE Capital Master	19,758,302	99,954	19,658,348

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2019
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
ADG Master	$139,759	$526,901	$666,660

	For the nine months ended September 30, 2019
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
AE Capital Master (a)	$71,739	$(890,810)	$(819,071)
SECOR Master (b)	(84,266)	2,719,987	2,635,721
Willowbridge Master (c)	220,431	(759,939)	(539,508)
ADG Master (d)	351,634	(251,192)	100,442

	For the three months ended September 30, 2018
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Cambridge Master	$102,313	$(3,445,315)	$(3,343,002)
AE Capital Master	67,934	(657,511)	(589,577)

	For the nine months ended September 30, 2018
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Cambridge Master	$286,968	$(1,952,669)	$(1,665,701)
AE Capital Master (e)	157,473	(1,471,268)	(1,313,795)

(a)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b)	From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(c)	From January 1, 2019, the date the Partnership invested into Willowbridge Master, through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.

(d)	From February 1, 2019, commencement of operations for ADG Master, through September 30, 2019.

(e)	From February 1, 2018, commencement of operations for AE Capital Master, through September 30, 2018.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2019		For the three months ended September 30, 2019
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Fund				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
ADG Master	43.30%	$14,686,475	$254,678	$6,397	$7,039	$241,242	Commodity Portfolio	Monthly

Total		$14,686,475	$254,678	$6,397	$7,039	$241,242

	September 30, 2019		For the nine months ended September 30, 2019
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
AE Capital Master (a)	-%	$-	$(146,512)	$9,592	$8,603	$(164,707)	Commodity Portfolio	Monthly
SECOR Master (b)	-%	-	665,225	96,606	7,205	561,414	Commodity Portfolio	Monthly
Willowbridge Master (c)	-%	-	(45,751)	9,757	589	(56,097)	Commodity Portfolio	Monthly
ADG Master (d)	43.30%	14,686,475	87,805	15,367	17,643	54,795	Commodity Portfolio	Monthly

Total		$14,686,475	$560,767	$131,322	$34,040	$395,405

	December 31, 2018		For the three months ended September 30, 2018
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Cambridge Master	-%	$-	$(33,790)	$219	$164	$(34,173)	Commodity Portfolio	Monthly
AE Capital Master	28.94%	1,492,447	(42,605)	2,462	1,430	(46,497)	Commodity Portfolio	Monthly

Total		$1,492,447	$(76,395)	$2,681	$1,594	$(80,670)

	December 31, 2018		For the nine months ended September 30, 2018
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Cambridge Master	-%	$-	$73,877	$778	$826	$72,273	Commodity Portfolio	Monthly
AE Capital Master (e)	28.94%	1,492,447	(105,613)	5,805	4,185	(115,603)	Commodity Portfolio	Monthly

Total		$1,492,447	$(31,736)	$6,583	$5,011	$(43,330)

(a)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b)	From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(c)	From January 1, 2019, the date the Partnership invested into Willowbridge Master, through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.

(d)	From February 1, 2019, commencement of operations for ADG Master, through September 30, 2019.

(e)	From February 1, 2018, commencement of operations for AE Capital Master, through September 30, 2018.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instruments:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund(s), (ii) redemptions receivable from the Fund(s), (iii) equity in trading accounts, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

For the nine months ended September 30, 2019, the Partnership’s capital increased 557.6% from $5,157,822 to $33,916,345. This increase was attributable to subscriptions of 3,875,284.653 Class A limited partner Units totaling $33,753,729, subscriptions of 17,111.399 Class Z limited partner Units totaling $176,590 and subscriptions of 39,870.113 Class Z General Partner Units totaling $411,459, which was partially offset by redemptions of 571,819.538 Class A limited partner Units totaling $4,945,416, redemptions of 7,254.614 Class Z limited partner Units totaling $75,258, redemptions of 9,643.202 Class Z General Partner Units totaling $100,000 and a net loss of $462,581. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership/Funds record all investments at fair value in their respective financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the respective Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2019, the Partnership’s net asset value per Class A Unit increased 0.5% from $8.56 to $8.60 as compared to a decrease of 1.5% during the third quarter of 2018. During the Partnership’s third quarter of 2019, the Partnership’s net asset value per Class Z Unit increased 0.9% from $10.25 to $10.34 as compared to a decrease of 1.0% during the third quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $447,669. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies and were partially offset by losses in U.S. and non-U.S. interest rates, indices and metals. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $33,525. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in energy and indices.

The most notable gains were recorded within the currency sector during July from short euro positions versus the U.S. dollar as the relative value of the U.S. currency appreciated as the U.S. economy outperformed those of other regions. During August, additional gains were experienced in currencies from short positions in the New Zealand dollar versus the U.S. dollar as the relative value of the U.S. currency rose as concerns over how U.S.-China trade tensions and slowing global growth could impact “commodity currencies”. A portion of the Partnership’s gains for the quarter was offset by losses experienced within the global interest rate sector during August from short positions in Canadian and Australian fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” U.K. departure from the European Union, and ongoing uncertainty over the US-Chinese trade war. Within the global stock indices, losses were recorded during July and August from long positions in U.S., European, and Asian equity index futures as declining investor sentiment sent global stock prices lower.

During the Partnership’s nine months ended September 30, 2019, the Partnership’s net asset value per Class A Unit decreased 1.3% from $8.71 to $8.60 as compared to an increase of 0.4% in the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the Partnership’s net asset value per Class Z Unit increased 0.2% from $10.32 to $10.34 as compared to an increase of 1.2% for the period from April 1, 2018 (date of first issuance) to September 30, 2018. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $425,316. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, non-U.S. interest rates and indices and were partially offset by losses in grains, U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2018 of $212,573. Gains were primarily attributable to the Partnership’s/Master Funds’ trading in currencies, energy, indices and U.S. interest rates and were partially offset by losses in non-U.S. interest rates and metals.

The most significant losses were recorded during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Additional losses were incurred within the agricultural sector from positions in cattle and orange juice futures. Losses in the metals sector were experienced primarily during May from long positions in zinc futures as prices declined amid renewed trade tensions globally. The Partnership’s trading losses for the first nine months of the year were offset by trading gains within the currency sector primarily during July from short euro positions versus the U.S. dollar as the relative value of the U.S. currency appreciated. Additional gains were experienced in this sector during August from short positions in the New Zealand dollar versus the U.S. dollar as the relative value of the U.S. currency rose. Gains within the global stock index markets were experienced during February, April, June, and September from long positions in European equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. Additional gains were achieved within the energy sector during January from short positions in natural gas futures as prices declined on forecasts for a warmer-than-normal February. Within the global interest rate sector, gains were primarily recorded during January, May, and June from long positions in non-U.S. and U.S. fixed income futures as prices rose as global economic concerns pushed central banks to looser monetary policy globally.

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

Effective November 1, 2018, the Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2018, the Partnership received monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and nine months ended September 30, 2019 increased by $142,110 and $486,083, respectively, as compared to the corresponding periods in 2018. The increase in interest income was due to an increase in average equity, as well as higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s accounts and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2019 increased by $28,493 and $58,255, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Units on the first day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2019 increased by $141,539 and $449,708, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets attributable to Class A Units during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2019 increased by $53,852 and $171,512, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2019 increased by $57,165 and $208,905, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the quarter or half year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Prior to SECOR’s termination on June 30, 2019, incentive fees were generated by SECOR at the end of the year. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $86,335 and $203,155, respectively. Trading performance for the three and nine months ended September 30, 2018 resulted in incentive fees of $3,338 and $33,708, respectively. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2019 and June 30, 2019, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Trading Advisor	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)	June 30, 2019*	June 30, 2019 (percentage of Partners’ Capital)
Greenwave	$14,342,941	42%	$10,783,610	31%
P/E Global	$4,889,693	15%	$3,916,746	11%
SECOR	$-	- %	$9,969,613	29%
ADG	$14,683,711	43%	$10,032,128	29%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the Partnership’s total capitalization was $33,916,345.

September 30, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$824,437	2.43%
Indices	1,435,247	4.23
Interest Rates U.S.	15,173	0.05
Interest Rates Non-U.S.	529,591	1.56

Total	$2,804,448	8.27%

As of December 31, 2018, the Partnership’s total capitalization was $5,157,822.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$118,195	2.29%

Total	$118,195	2.29%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Fund(s) by market category as of September 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$ 427,779	1.26%	$ 1,058,648	$ 291,447	$ 578,239

Total	$ 427,779	1.26%

* Average of daily Values at Risk.

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$ 118,195	2.29%	$ 141,125	$ -	$ 82,334

Total	$ 118,195	2.29%

* Annual average of month-end Values at Risk.

As of September 30, 2019, ADG Master’s total capitalization was $39,545,906 and the Partnership owned approximately 37.1% of ADG Master. As of September 30, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,069,158	2.70%	$1,069,158	$813,661	$951,963
Indices	3,868,591	9.78	3,894,056	2,537,405	3,012,114
Interest Rates U.S.	40,898	0.10	78,650	36,251	58,947
Interest Rates Non-U.S.	1,427,470	3.61	1,643,327	1,204,661	1,491,797

Total	$6,406,117	16.19%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were no additional subscriptions of Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Units are used in the trading of Futures Interests.

The following chart sets forth the purchases of limited partner Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	42,203.965	$8.63	N/A	N/A
August 1, 2019 - August 31, 2019	44,725.434	$8.56	N/A	N/A
September 1, 2019 -September 30, 2019	21,541.772	$8.60	N/A	N/A
	108,471.171	$8.60

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

Date: November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.