Form 10-K
period 2019-12-31
CERES TACTICAL GLOBAL L.P.
filed 2020-03-26
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes       No X

Limited Partnership Units with an aggregate value of $34,219,274 of Class A and $101,006 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 3,379,210.175 Limited Partnership Class A Units were outstanding and 4,681.754 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.   Business.

(a) General Development of Business. Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”). Initially, the Partnership’s investment strategy focused on currency and currency-related investments. While the Partnership is expected to continue to have significant exposure to currency and currency-related markets, such trading will no longer be the Partnership’s sole focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The Partnership commenced trading operations on July 3, 2000. The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. Prior to the close of business on December 31, 2017, the Partnership was one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership, and as the commodity pool operator and general partner or trading manager (in such capacity, the “Trading Manager”) of each Fund. As of January 1, 2017, Ceres is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

The Partnership’s and the Funds’ commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Units of limited partnership interest (“Unit(s)”) of the Partnership were offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee. All Units issued prior to January 1, 2018 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units were offered to limited partners who received advisory services from Morgan Stanley Wealth Management and were also offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class Z Units were first issued on April 1, 2018.

As of December 31, 2019, all trading decisions were made for the Partnership by P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and ADG Capital Management LLP (“ADG”) (each, a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master Fund L.P. (“SECOR Master”). Effective April 3, 2019, the General Partner terminated AE Capital PTY Limited (“AE Capital”) as a commodity trading advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and were credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in CMF AE Capital Master Fund LLC (“AE Capital Master”). On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”), which was invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master. Effective October 1, 2018, the Partnership, the General Partner, Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated

management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013 and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective December 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, SECOR, AE Capital, Willowbridge, Cambridge and Mesirow. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investment in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

The Partnership and CMF ADG Master Fund LLC (“ADG Master”) have, and AE Capital Master (prior to its termination) had, entered into futures brokerage account agreements with MS&Co. Prior to their respective terminations, each of SECOR Master, Willowbridge Master and Cambridge Master Fund L.P. (“Cambridge Master”) had entered into futures brokerage account agreements and foreign exchange prime brokerage agreements with MS&Co. ADG Master will be referred to as the “Fund”. References herein to “Funds” may also include, as relevant, SECOR Master, AE Capital Master, Willowbridge Master and Cambridge Master. Pursuant to these agreements, the Partnership, directly or indirectly through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017 and until their respective terminations, Cambridge Master, Willowbridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master, Willowbridge Master and SECOR Master, Cambridge (and, subsequently, Mesirow, pursuant to the novation, assignment and assumption agreement), Willowbridge and SECOR were parties to the FX Agreements for the Funds to which each acted as commodity trading advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

For the period from January 1, 2019 to December 31, 2019, the approximate average market sector distribution for the Partnership was as follows:

The Partnership will terminate on December 31, 2035 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in the Partnership’s limited partnership agreement, as may be amended from time to time.

On or about February 1, 2019, the Partnership allocated a portion of its assets to ADG for trading through investment in ADG Master, a Delaware limited liability company. ADG Master permits accounts managed by ADG using its Systematic Macro Strategy, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of ADG Master. Individual and pooled accounts currently managed by ADG, including the Partnership, are permitted to be members of ADG Master. The Trading Manager and ADG believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

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

On or about February 1, 2018, the Partnership allocated a portion of its assets to AE Capital for trading through investment in AE Capital Master, a Delaware limited liability company. AE Capital Master permitted accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, systematic trading system, to invest together in one trading vehicle. On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

On or about January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge for trading through investment in Willowbridge Master, a New York limited partnership. Willowbridge Master permitted accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. Effective the close of business on January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master.

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in Cambridge Master, a Delaware limited partnership. From October 1, 2018 until its termination effective December 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Cambridge Master permitted accounts managed by Cambridge/Mesirow using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. Effective December 31, 2018, the Partnership fully redeemed its investment in Cambridge Master.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2019.

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

Management fees, ongoing placement agent fees, the General Partner fee and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and effective January 1, 2018, are also charged directly at the Partnership level. Effective January 1, 2018, the General Partner reimburses the Partnership for clearing fees and professional fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership.

As of December 31, 2019, the Partnership owned approximately 34.1% of ADG Master. At December 31, 2018, the Partnership owned approximately 7.6% of AE Capital Master. It is the Partnership’s intention to continue to invest in ADG Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

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

ADG receives a monthly management fee equal to 1/12 of 1.0% (a 1.0% annual rate) per month of net assets allocated on the first day of each month to ADG. Greenwave receives a monthly management fee equal to 1/12 of 0.75% (a 0.75% annual rate) per month of net assets allocated on the first day of each month to Greenwave. P/E Global receives a monthly management fee equal to 1/12 of 0.50% (a 0.50% annual rate) per month of net assets allocated on the first day of each month to P/E Global. Prior to its termination on June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (a 1.15% annual rate) per month of net assets allocated on the first day of each month to SECOR. Prior to its termination on April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.5% (a 1.5% annual rate) per month of net assets allocated on the first day of each month to AE Capital. Prior to its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1/12 of 1.25% (a 1.25% annual rate) per month of net assets allocated on the first day of each month to Willowbridge. From October 1, 2018 until its termination on December 31, 2018, Mesirow received a monthly management fee equal to 1/12 of 1.0% (a 1.0% annual rate) per month of net assets allocated on the first day of each month to Mesirow. From January 1, 2018 to September 30, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of net assets allocated on the first day of each month to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of net assets allocated on the first day of each month to Cambridge.

In addition, the Partnership is obligated to pay ADG an incentive fee, payable semi-annually, equal to 25% of trading profits earned by ADG for the Partnership. The Partnership is obligated to pay Greenwave and P/E Global an incentive fee, payable quarterly, equal to 20% of trading profits earned by each Advisor. Prior to its termination on June 30, 2019, SECOR was eligible to receive an incentive fee, payable annually, equal to 25% of trading profits earned by SECOR for the Partnership. Prior to its termination on April 3, 2019, AE Capital was eligible to receive an incentive fee, payable quarterly, equal to 20% of trading profits earned by AE Capital for the Partnership. Prior to its termination on January 31, 2019, Willowbridge was eligible to receive an incentive fee, payable quarterly, equal to 20% of trading profits earned by Willowbridge for the Partnership. From October 1, 2018 until its termination on December 31, 2018, Mesirow was eligible to receive an incentive fee, payable annually, equal to 15% of trading profits earned by Mesirow for the Partnership. Prior to October 1, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of trading profits earned by Cambridge for the Partnership. Prior to January 1, 2018, Cambridge received an incentive fee, payable quarterly, equal to 15% of trading profits earned by Cambridge for the Partnership.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, clearing fees are also borne by the Partnership directly. Effective January 1, 2018, the General Partner reimburses the Partnership for clearing fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership. All of the Partnership’s assets available for trading in Futures Interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held for margin requirements was $602,161 and $118,195, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Effective November 1, 2018, MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. and Ceres will retain any interest earned on such uninvested cash in excess of the interest paid to the Partnership. Prior to November 1, 2018, MS&Co. paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

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

As of November 1, 2018, the Partnership entered into an alternative investment selling agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and subselling agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. Effective January 1, 2018, the General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership, to the extent these expenses exceed 0.85% annually of the net assets of the Partnership. This includes the expenses related to the engagement of the Administrator. Prior to January 1, 2018, the General Partner fully reimbursed the Partnership for these expenses.

(b) [Reserved].

(c) Narrative Description of Business. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in Part II. “Item 6. Selected Financial Data.” and “Item 8. Financial Statements and Supplementary Data.” The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisors. See Item 1(a) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(1)(i) through (xii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in Part III. “Item 10. Directors, Executive Officers and Corporate Governance.”

(d) [Reserved].

(e) Available Information. The Partnership files an Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports with the Securities and Exchange Commission (“SEC”). The Partnership does not maintain an internet website; however, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Partnership’s CIK number is 0001097396. The Partnership will provide electronic or paper copies of its filings to its investors free of charge upon request.

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

The Partnership and the Fund Incur Substantial Charges. The Partnership and the Fund must pay substantial charges, and must generate profits and interest income which exceed their respective fixed costs in order to avoid depletion of the Partnership’s assets. The Partnership and the Fund are required to pay brokerage commissions, and the Partnership is required to pay monthly management fees to the Trading Advisors regardless of its performance. In addition, the Partnership pays each Trading Advisor an incentive fee of a percentage of new trading profits, if any, earned by the relevant Trading Advisor.

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

Incentive Fees May be Paid by the Partnership Even Though the Partnership Sustains Trading Losses. The Partnership pays each Trading Advisor an incentive fee based upon the new trading profits it generates for the Partnership. To the extent that the Partnership pays one or more Trading Advisors an incentive fee, these new trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Partnership will pay an incentive fee on new trading profits that do not become realized. Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that certain of the incentive fees are paid on a quarterly or semi-annual basis, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to such Trading Advisor suffer a loss for the year. Because the Trading Advisors receive an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits.

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

•

The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Partnership and the Fund for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership and the Fund for Futures Interests. These conflicts can result in less favorable prices on the Partnership’s and the Fund’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s and the Fund’s accounts in excess of the rate specified in the private placement memorandum of the Partnership. Depending on the current market interest rates, that could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

No specific policies regarding conflicts of interest have been adopted by the General Partner, Morgan Stanley Wealth Management, MSDI, the Partnership, the Fund or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Fund, any limited divestiture should not directly involve the Partnership.

The Units are not being offered by the Banks, and as such: (i) are not insured by the Federal Deposit Insurance Corporation (“FDIC”), (ii) are not deposits or other obligations of the Banks, (iii) are not guaranteed by the Banks, and (iv) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the CFTC each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 were subject to an extended conformance period granted by the Federal Reserve in July 2016, which expired on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

The Volcker Rule and Final Rule impose a number of restrictions on Morgan Stanley and its affiliates that could affect the Partnership, the Fund, the General Partner, and the limited partners. For example, to sponsor and invest in the Fund, Morgan Stanley believes that it will need to comply with the Final Rule’s “asset management” exemption to the Volcker Rule’s prohibition on sponsoring and investing in covered funds. Under this exemption, investments made by Morgan Stanley (aggregated with certain affiliate and employee investments) in the Partnership will be limited to 3% of the Partnership’s total ownership interests, measured by reference to both the number of ownership interests and the fair market value of such ownership interests (“per fund limit”). In addition, total investments in covered funds by Morgan Stanley (aggregated with certain affiliate and employee investments) in reliance on the asset management exception and certain other exemptions are limited to 3% of Morgan Stanley’s tier 1 capital (“aggregate limit”). A change in the tier 1 capital of Morgan Stanley may mean that retention of some or all of the ownership interests in the Partnership (and, indirectly, in the Fund) by Morgan Stanley or certain of its affiliates and employees would violate the aggregate investment limit. In addition, redemptions from the Partnership, withdrawal or default of an investor in the Partnership, or an excuse or election to not participate in a call for capital contributions by an investor in the Partnership, may cause a violation of the per fund limit by Morgan Stanley. To the extent that the retention of an interest in the Partnership or the Fund, or further investment in the Partnership or the Fund by Morgan Stanley or certain of its affiliates and employees would result in a violation of either the per fund limit or the aggregate limit, then Morgan Stanley and certain of its affiliates and employees may be required to dispose, transfer or otherwise reduce some or all of its interests in the Partnership or the Fund may be prohibited, entirely or partially, from making further investments in the Partnership.

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

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership and the Fund that are deposited with commodity brokers, the FX counterparty or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, the Fund, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Fund’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The General Partner May Determine to Invest Up To All of the Partnership’s and/or the Fund’s Assets in U.S. Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s and/or the Fund’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership and/or the Fund, as applicable, will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Fund may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Fund’s accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

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

The Partnership’s and the Fund’s Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s or the Fund’s Positions May Result in Substantial Losses. The Trading Advisors for the Partnership and the Fund use substantial leverage in trading. Trading Futures Interests involve substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading Futures Interests (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a Futures Interests trading account. As a result, a relatively small price movement in Futures Interests may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

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

Options Trading Can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. The Partnership and the Fund may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option. The writer, or seller, of a call option has unlimited risk. A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

Market Illiquidity May Cause Less Favorable Trade Prices. Although the Trading Advisors for the Partnership and the Fund generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Partnership and the Fund could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Trading on Non-U.S. Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges. The Partnership and the Fund trade on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Trading on non-U.S. exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership and the Fund in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership and the Fund would have in the United States and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

Possible Governmental Intervention

Generally, non-U.S. brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s and the Fund’s assets held outside of the United States to margin transactions on non-U.S. exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A non-U.S. government might halt trading in a market and/or take possession of the Partnership’s and the Fund’s assets maintained in its country in which case the assets may never be recovered. The General Partner might have little or no notice that such events were happening. In such circumstances, the General Partner may not be able to obtain the Partnership’s assets.

Relatively New Markets

Some non-U.S. exchanges on which the Partnership and the Fund are permitted to trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

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

Risks Associated with Affiliates

The Partnership’s and the Fund’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Partnership’s or the Fund’s assets held at affiliated non-U.S. brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ non-U.S. futures and options transactions through unaffiliated non-U.S. brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the non-U.S. broker to liquidate all of the Partnership’s or the Fund’s positions and return the balance to the trustee for distribution to the Partnership or the Fund.

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership and the Fund are at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts, directly and indirectly, with MS&Co. and are at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

As of December 31, 2019, the Partnership had no exposure to contracts that were not cleared by a registered clearing firm.

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk. The Partnership or the Fund may trade forward contracts in foreign currencies and may engage in spot foreign currency transactions. These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act, as amended. On July 21, 2010, the then President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap,” and therefore, contemplates that certain of these contracts may be exchange-traded, cleared by a clearing house and regulated by the CFTC. Currently, foreign currency contracts are regulated by the CFTC (although a limited category of forward foreign currency contracts have been excluded from regulation under the Dodd-Frank Act). Regulation could entail increased costs, and among other things, result in additional recordkeeping and reporting requirements. Furthermore, although the Dodd-Frank Act contemplates that certain forward foreign currency contracts may be exchange-traded and cleared by a clearinghouse, these transactions are not currently exchange-traded so that, generally, no clearinghouse or exchange stands ready to meet the obligations of the contract. Thus, the Partnership and the Fund face the risk that their counterparties may not perform their obligations. This risk may cause some or all of the Partnership’s or the Fund’s gains, in fact, never to be realized.

The percentage of the Partnership’s and the Fund’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month, but will likely not exceed 50% of the Partnership’s and the Fund’s assets.

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Inter-affiliate swaps that meet certain criteria are exempt from the CFTC’s mandatory clearing and exchange trading requirements. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or swap execution facility. Until such time as these transactions are cleared, the Partnership and the Fund will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership and the Fund to deposit initial margin and variation margin as collateral to support the Partnership’s and the Fund’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Partnership and the Fund would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership and the Fund to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Non-U.S. depositories are not subject to U.S. regulation. The Partnership’s and the Fund’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

Implementation of Legislation is Not Complete. Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete. The impact of future rules on transactions of the type undertaken by the Partnership and the Fund is not certain.

Changes in Regulation of Swaps Could Lead to Increased Costs. As the Dodd-Frank Act and related rules, as well as analogous legislation and regulations in other countries, are implemented and market infrastructure adapts to the changes, the cost of engaging in trading of swaps and other products could increase, reducing the profits from those trades.

Central Clearing Parties Could Fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s and the Fund’s positions in particular is uncertain and could affect a large portion of the market.

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

The Partnership and the Fund are Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closed in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Partnership’s trading and/or the Fund’s trading for the Partnership.

The Partnership and the Fund have Credit Risk to the Commodity Broker and the FX Counterparties. The Partnership and the Fund have credit risk because the commodity broker acts as the futures commission merchant for futures transactions or the FX counterparty on OTC foreign exchange spot transactions, with respect to the Partnership’s and the Fund’s assets. As such, in the event that MS&Co., in its capacity as commodity broker and FX counterparty, is unable to perform, the Partnership’s and/or the Fund’s assets are at risk and, in such event, the Partnership and/or the Fund may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are fair valued on a daily basis, with variations in value credited or charged to the Partnership’s or the Fund’s account on a daily basis. The commodity broker, as futures commission merchant for the Partnership’s and the Fund’s exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s and/or the Fund’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership and/or the Fund may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership and/or the Fund would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts with MS&Co., prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership or the Fund, to the extent that it trades uncleared swap contracts, to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer for the Partnership or the Fund must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

Since the future performance of the Trading Advisors is unpredictable, the Trading Advisors’ past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. Each Trading Advisor is responsible for making all Futures Interests trading decisions on behalf of the Partnership and/or the Fund. The General Partner has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $318.4 billion as of December 31, 2019 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it may be for the Partnership or the Fund to obtain the best prices.

You Will Not be Aware of Changes to the Trading Advisors’ Trading Programs. Because of the proprietary nature of the Trading Advisors’ trading programs, you generally will not be advised if adjustments are made to the Trading Advisors’ trading programs in order to accommodate additional assets under management or for any other reason.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor the Trading Advisors. As a limited partner, you will not have access to the Partnership’s or the Fund’s trade positions. Consequently, you will not know whether the Trading Advisors are adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible to and makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. Limited partners should consult with their tax advisers regarding the potential implications of this new audit regime.

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

Limitations on Deductions for Fund Expenses. Special rules apply to deductions of “investment advisory expenses” by non-corporate taxpayers. Under tax legislation commonly known as the “Tax Cuts and Jobs Act,” enacted on December 22, 2017 as Public Law 115-97, no deduction for such expenses, or for other miscellaneous itemized deductions, is permitted for tax years between 2018 and 2025.

For tax years beginning after December 31, 2025, deductions for such expenses are subject to certain limitations for U.S. federal income tax purposes, and are not allowed for alternative minimum tax purposes. The IRS could take the position that certain Partnership expenses are investment advisory expenses and thus subject Partnership investors to disallowance of, or limitations on, deductions of allocated Partnership expenses.

Prospective investors should discuss these issues with their personal tax advisors.

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

Non-U.S. Investors Have Reporting Responsibilities and the Partnership May Need to Withhold Taxes. The Partnership is required to impose a withholding tax of 30% on income allocable to certain non-U.S. investors that is attributable to certain U.S. investments, unless such investors satisfy certain reporting requirements. A number of non-U.S. countries have negotiated intergovernmental agreements with the U.S. Department of the Treasury regarding the implementation of this reporting and withholding regime, with some agreements potentially providing for information exchange from the U.S. authorities to non-U.S. revenue authorities regarding the U.S. financial accounts of non-U.S. persons. An investor’s failure to document appropriately its compliance with the reporting rules may cause the investor to be subject to this U.S. withholding tax.

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

Regulatory and Governmental Matters.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co.. That settlement was finalized on February 10, 2016.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co.. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co.. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swaps with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which was styled Alaska

Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 29, 2020 was approximately 1,940 for Class A Units and 4 for Class Z Units.

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

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2019, there were subscriptions of 3,875,284.653 Class A Units totaling $33,753,729, subscriptions of 17,111.399 Class Z Units totaling $176,590 and subscriptions of 39,870.113 Class Z General Partner Units totaling $411,459. For the twelve months ended December 31, 2018, there were subscriptions of 7,027.337 Class Z General Partner Units totaling $70,274. There were no subscriptions for the twelve months ended December 31, 2017.

The Registrant’s Units of limited partnership interest were offered in a private placement pursuant to Regulation D under the Securities Act, and were sold only to persons and entities who were accredited investors as the term is defined in Rule 501(a) of Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors.

Proceeds of net offering were used for the trading of Futures Interests.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	Class Z (a) Total Number of Units Purchased *	Class Z (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	39,456.011	$ 8.54	1,236.373	$10.29	N/A	N/A
November 1, 2019 - November 30, 2019	59,359.559	$ 8.41	N/A	N/A	N/A	N/A
December 1, 2019 - December 31, 2019	93,934.696	$ 8.38	N/A	N/A	N/A	N/A
	192,750.266	$ 8.42	1,236.373	$10.29

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

Item 6.  Selected Financial Data.

Total investment income, net expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Unit and total assets at December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Total investment income	$668,830	$85,677	$54,066	$23,934	$3,411
Net expenses	(1,797,544)	(317,529)	(430,888)	(697,278)	(1,084,417)
Total trading results	(173,643)	346,115	241,399	(500,137)	3,223,223

Net income (loss)	$(1,302,357)	$114,263	$(135,423)	$(1,173,481)	$2,142,217

Increase (decrease) in net asset value per Unit:
Class A	$(0.33)	$0.16	$(0.29)	$(1.08)	$1.43

Class Z	$(0.19)	$0.32	$-	$-	$-

Net asset value per Unit:
Class A	$8.38	$8.71	$8.55	$8.84	$9.92

Class Z	$10.13	$10.32	$-	$-	$-

Total assets	$32,471,449	$5,372,782	$6,934,368	$9,323,609	$13,538,087

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

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership/Funds from trading in potentially profitable markets or prevent the Partnership/Funds from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

Other than the risks inherent in Futures Interests trading and U.S. Treasury bills and money market mutual fund securities, the Partnership/Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) investment in the Fund(s), (ii) redemptions receivable from the Fund(s), (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement and (v) interest receivable. Redemptions of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

ADG trades its Systematic Macro Strategy on behalf of the Partnership. The Systematic Macro Strategy seeks to provide investors with positive absolute returns through taking long and short positions on a global basis in a broad range of financial instruments. The Systematic Macro Strategy will take directional and relative value positions based on systematically applied fundamental global macro analysis and ADG’s assessment of prevailing economic conditions and other relevant factors. The Systematic Macro Strategy aims for the generation of excess returns by means of tactical reallocation of the risk budget between asset classes, within asset classes and between various risk factors.

The Systematic Macro Strategy is based on a proprietary software tool which analyses macroeconomic and market information and produces recommended portfolios and trades for assessment by ADG. The methodology coded into the software makes use of theory based analysis of markets and advanced risk management techniques.

The Systematic Macro Strategy is composed of four independent models, consisting of one directional trading model and three relative value models. The Systematic Macro Strategy will take directional and relative value positions based on systematic analysis of global macro and economic data. Each of these models is built from 7-11 factors which are uncorrelated and fundamental drivers of markets. The Systematic Macro Strategy currently utilizes a total of 38 factors, which range from GDP measurements to curve analysis.

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

Prior to its termination on June 30, 2019, SECOR traded a variation of the program traded by SECOR Alpha Master Fund L.P. on behalf of the Partnership. SECOR’s investment objectives were to generate high risk-adjusted returns by: (i) investing across a diverse set of asset classes, geographies, factors, themes and time horizons, (ii) identifying and exploiting temporarily pronounced market inefficiencies or risk premia, (iii) employing dynamic risk-budgeting to minimize tail risk and potentially enable alpha to be generated through timing of exposures and (iv) utilizing sophisticated modeling techniques supported by straight-forward economic intuition and sound fundamentals. SECOR sought to target long-term annualized volatility of 15% and low long-term correlation to other hedge fund strategies and broader markets.

SECOR had a healthy respect for the general information efficiency of markets but believed that certain inefficiencies (or outsized risk premia) could exist in certain markets, and these or other inefficiencies (or risk premia) may periodically become more pronounced in particular market conditions. SECOR believed that it was feasible to construct an investment strategy that sought to capture such inefficiencies (premia) in pursuit of high risk-adjusted returns (or excess returns for benchmarked mandates) that were lowly correlated with broad stock and bond market returns (alpha).

SECOR employed statistical techniques and empirical analysis to help determine whether they believed that observed or conjectured alpha opportunities were real and, more importantly, likely to be sustained in the future. If properly employed, these techniques could have certain advantages versus a purely judgmental approach including the potential ability to: control for the impact of particular factors, evaluate phenomena over a longer history, systematically assess confidence levels based on availability of data, evaluate performance over certain sub-periods and market cycles, identify certain possible causation and lead/lag effects, reduce certain common behavioral biases in human judgment and evaluate a range of factors in a systematic way.

When determining whether a factor should be used in driving SECOR’s models and strategies, conclusions derived from the statistical techniques were generally not sufficient. SECOR also sought to reconcile whether the findings were consistent with some economic, theoretical or behavioral intuition, including why a factor may lead to alpha and what conditions could cause a factor to cease to work at some point in the future. Although the statistical techniques that SECOR used to conduct its empirical evaluations may have been sophisticated, SECOR strove to keep the models that drove the investment process as simple as practicable.

SECOR used its proprietary models to systematically allocate and manage risk across a wide breadth of quantitative investment strategies, geographies and asset classes – a process known as risk budgeting. SECOR employed these models to construct a portfolio and manage risk. These strategies could have included currencies, commodities, equity indices, fixed income, cross-asset class trades and opportunistic strategies.

SECOR strongly believed in the benefits of diversification and that diversification should be sought across many aspects of the investment process. Under most circumstances, SECOR attempted to take positions in a large number of positions across a wide range of asset classes to enhance diversification.

SECOR also sought diversification across strategies, factors, themes and time horizons. Diversification of risk across strategies may have helped to produce a more consistent stream of returns by reducing the impact of poor performance in any one strategy. Recognizing that none of SECOR’s strategies would work at all times and, in fact, most strategies experienced periods of significant negative performance, SECOR sought to develop strategies in many asset classes and markets in which SECOR identified potential value. Within each strategy, it was also important to ensure that there was appropriate diversification across factors and themes and that the weightings of these themes could be controlled and easily changed dynamically as market conditions warranted, while taking into account factors such as liquidity, volatility, correlations, market impact and transaction costs. In portfolio construction, SECOR’s initial task was to identify, among other things, tilts, premia, signals, relative value pairs, anomalies, liquidity events and temporary price pressure that SECOR believed may provide attractive risk/return contributions on a stand-alone basis and in the context of a broader portfolio. SECOR then combined data and general conviction levels (in the form of priors) regarding the potential contributions and correlations of these exposures to help determine their allocations within the portfolio, utilizing a thoughtful, systematic risk-budgeting approach that sought to enable these exposures to be dynamic, rather than static. In doing so, part of SECOR’s alpha proposition could have resided in timing exposures, or identifying the appropriate times to: increase or decrease exposures and/or include or exclude exposures from the portfolio altogether.

The foregoing is not a comprehensive list of the methods of analysis and/or investment strategies that may have been employed by SECOR. SECOR intended to continue to review and refine its strategies and to examine new ideas and opportunities. Additional strategies may have been added from time to time.

Prior to its termination on April 3, 2019, AE Capital traded its AE Systematic FX Fund Program on behalf of the Partnership. AE Capital’s philosophy was that markets are driven by fundamental themes and that those fundamental themes inherently change over time. The AE Systematic FX Fund Program, a proprietary systematic strategy, dynamically adapted to the fundamental themes quantified to be driving markets. New themes were identified by AE Capital primarily through fundamental research. Once a new theme was scientifically tested and deemed eligible it was incorporated into the theme adapting system framework. Capital was only allocated to a theme if the theme adapting system determined that the theme carried statistically significant information and improved the overall portfolio. Risk was minimized through a proprietary portfolio construction technique that diversified the portfolio in terms of the underlying currency exposures, trade time horizons and fundamental views.

Prior to its termination on January 31, 2019, Willowbridge traded its wPraxis Futures Trading Approach on behalf of the Partnership. wPraxis Futures Trading Approach was a proprietary, discretionary trading system.

wPraxis Futures Trading Approach utilized a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to wPraxis Futures Trading Approach. The approach traded commodities, futures, forwards, options, swaps and spot contracts in commodities, currencies and fixed income markets. All positions were closely monitored to evaluate risk parameter status. As markets moved, positions were refined and expectations updated in response to existing market conditions.

The trading rules were systematically tested over a comprehensive database using the system’s research environment. The criteria that determined whether a trading rule was to be accepted into the system included: profitability, robustness, consistency and diversification. Once a trading rule was accepted into the system, it was integrated using the same money management and risk analytic principles and software that had been applied to the preceding trading rules.

Risk measurement was accomplished by calculating pertinent risk measures such as correlation between markets and volatility of markets. These risk measures were then used to automatically scale trading positions or eliminate other positions.

Money management principles and tools were applied in a similar fashion to each rule. Entry levels, stop-loss and stop-gain positions were calculated daily. These were checked and sent to market.

Prior to its termination on December 31, 2018, Mesirow (and prior to October 1, 2018, Cambridge) traded its Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program on behalf of Cambridge Master. The Asian Markets Alpha Programme aimed to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, a largely systematic approach was employed, designed to perform across diverse market environments. The process combined three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy used a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combined trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflected a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leveraged the experience and global network of the Trading Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It had characteristics often associated with discretionary managers. The Trading Advisor’s proprietary Global Volatility Indicator served as the Trading Advisor’s regime shifting mechanism within the systematic strategies. The Trading Advisor believed that long run success was achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

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

As of December 31, 2019 and September 30, 2019, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Trading Advisor	December 31, 2019	December 31, 2019 (percentage of Partners’ Capital)	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)
Greenwave	$11,968,499	38%	$14,342,941	42%
P/E Global	$4,500,779	14%	$4,889,693	15%
ADG	$14,971,227	48%	$14,683,711	43%

The following presents a summary of the Partnership’s operations for each of the two years ended December 31, 2019 and 2018, and a general discussion of its trading activities during each period. The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and the Funds trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts”, for open contracts, and recorded as “Net realized gains (losses) on closed contracts”, when open positions are closed out. The sum of these amounts constitutes the Partnership’s total trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, General Partner fees, ongoing placement agent fees and incentive fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the year ended December 31, 2019, the Partnership’s net asset value per Class A Unit decreased 3.8% from $8.71 to $8.38. For the year ended December 31, 2019, the Partnership’s net asset value per Class Z Unit decreased 1.8% from $10.32 to $10.13. For the year ended December 31, 2018, the Partnership’s net asset value per Class A Unit increased 1.9% from $8.55 to $8.71. For the period from April 1, 2018 (date of first issuance) to December 31, 2018, the Partnership’s net asset value per Class Z Unit increased 3.2% from $10.00 to $10.32. For the year ended December 31, 2017, the Partnership’s net asset value per Class A Unit decreased 3.3% from $8.84 to $8.55.

The Partnership experienced a net trading loss before fees and expenses for the year ended December 31, 2019 of $173,643. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, indices and non-U.S. interest rates. The net trading gains and losses realized from the Partnership and the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable gains were experienced during January within the energy sector from short positions in natural gas futures as prices declined on forecasts for a warmer-than-normal February. Within the global stock index sector, gains were experienced during February from long positions in European equity index futures as prices rallied as investors remained hopeful about a trade deal between the United States and China. The Partnership’s overall trading gains for the first quarter were offset by trading losses incurred in the currency sector during February from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar advanced amid hopes for a U.S.-China trade truce. Within the global interest rate sector, losses were incurred during March from short U.S. fixed income futures positions as prices increased amid weakening global economic data. In the agricultural markets, losses were recorded during January from short positions in soybean futures as a weaker U.S. dollar and tightening global commodity supplies buoyed prices.

During the second quarter of 2019, the most notable losses were recorded during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Additional losses were incurred within the agricultural sector from positions in cattle and orange juice futures. Losses in the metals sector were experienced primarily during May from long positions in zinc futures as prices declined amid renewed trade tensions globally. A portion of the Partnership’s losses for the second quarter was offset by gains experienced within the global interest rate sector during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the global stock indices, gains were recorded during April and June from long European equity index futures positions as prices increased on signs that major central banks are prepared to provide new stimulus to slowing economies.

During the third quarter of 2019, the most notable gains were recorded within the currency sector during July from short euro positions versus the U.S. dollar as the relative value of the U.S. currency appreciated as the U.S. economy outperformed those of other regions. During August, additional gains were experienced in currencies from short positions in the New Zealand dollar versus the U.S. dollar as the relative value of the U.S. currency rose as concerns over how U.S.-China trade tensions and slowing global growth could impact “commodity currencies”. A portion of the Partnership’s gains for the third quarter was offset by losses experienced within the global interest rate sector during August from short positions in Canadian and Australian fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” U.K. departure from the European Union, and ongoing uncertainty over the U.S.-Chinese trade war. Within the global stock indices, losses were recorded during July and August from long positions in U.S., European, and Asian equity index futures as declining investor sentiment sent global stock prices lower.

During the fourth quarter of 2019, the most significant losses were experienced in the currency sector during October and December from short positions in the New Zealand dollar, euro, and Swiss franc versus the U.S. dollar as political turmoil pulled the dollar lower. Further losses were incurred throughout the fourth quarter from positions in crude oil and its related products. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in global stock index futures as prices advanced as investors were spurred by signs of robust economic growth. Further gains were recorded within the global fixed income sector primarily during December from short positions in Australian and Canadian fixed income futures as prices fell amid growing confidence in the strength of the global economy.

The Partnership experienced a net trading gain before fees and expenses for the year ended December 31, 2018 of $346,115. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, indices and U.S. interest rates and were partially offset by losses in non-U.S. interest rates and metals.

During the first quarter of 2018, the most notable gains were experienced during February from short positions in the Canadian dollar as the value of the U.S. dollar strengthened against its major counterparts. Additional gains were recorded from positions in the Chinese renminbi, Thai baht, Taiwan dollar, and Romanian leu. A portion of the Partnership’s trading gains for the first quarter was offset by losses incurred from positions in the euro, Indonesian rupiah, Hungarian forint, and Australian dollar.

During the second quarter of 2018, the most notable gains were experienced during May and June from short positions in the euro and British pound as the value of the U.S. dollar strengthened against its major counterparts. Additional gains were recorded from positions in the Hungarian forint, Japanese yen, Korean won, and New Zealand dollar. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred from positions in the Australian dollar, South African rand, Indian rupee, and Russian ruble.

During the third quarter of 2018, the most notable losses were experienced during July and September from positions in the Australian dollar versus the U.S. dollar as the relative value of the Pacific nation currency whipsawed throughout the quarter. Additional losses were recorded from positions in the Mexican peso, Canadian dollar, and British pound. A portion of the Partnership’s trading losses for the third quarter was offset by gains experienced from positions in the Japanese yen, New Zealand dollar, and euro.

During the fourth quarter of 2018, the most significant gains were experienced during October from short positions in the euro versus the U.S. dollar as the value of the euro declined after data showed business growth in Europe lost more momentum than expected, as trade tensions and worries regarding Italy overshadowed the European economy. Additional gains were experienced from positions in the British pound and Australian dollar. Within the global stock index sector, gains were experienced during October from short positions in U.S. equity index futures as prices declined amid a global selloff spurred by fears over rising bond yields, slowing global growth, and increased trade tensions. Within the global interest rate sector, gains were experienced during October from positions in U.S. fixed income futures. A portion of the Partnership’s gains for the fourth quarter was offset by losses incurred from long positions in the Canadian dollar.

Effective November 1, 2018, the Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2018, the Partnership received monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and twelve months ended December 31, 2019 increased by $97,070 and $583,153, respectively, as compared to the corresponding periods in 2018. The increase in interest income was due to an increase in average equity, as well as higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s accounts and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2019 increased by $14,373 and $72,628, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Units on the first day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and twelve months ended December 31, 2019 increased by $137,409 and $587,117, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets attributable to Class A Units during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2019 increased by $52,284 and $223,796, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2019 increased by $56,294 and $265,199, respectively, as compared to the corresponding periods in 2018. The increase was primarily due to an increase in average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the quarter or half year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Prior to SECOR’s termination on June 30, 2019, incentive fees were payable to SECOR at the end of the calendar year. Trading performance for the three and twelve months ended December 31, 2019 resulted in incentive fees of $0 and $203,155, respectively. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $18,653 and $52,361, respectively. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

Effective January 1, 2018, the General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership (“professional fees”) as well as clearing fees, to the extent that these total expenses exceed 0.85% annually of the net assets of the Partnership. Professional fees before reimbursements from the General Partner for the years ended December 31, 2019 and 2018 were $306,433 and $177,853, respectively. Expenses reimbursed by the General Partner for professional fees and clearing fees exceeding 0.85% annually of the net assets of the Partnership for the years ended December 31, 2019 and 2018 were $278,621 and $171,488, respectively.

For an analysis of unrealized gains and losses by contract type and a further description of 2019 trading results, refer to “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership, directly and indirectly through its investment in the Funds, does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk

The Partnership, directly and indirectly through its investment in the Funds, is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership/Funds trade Futures Interests in global currency and commodity markets. In entering into these Futures Interests, the Partnership/Funds are subject to the market risk that such contracts may be significantly influenced by market conditions, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates, resulting in such contracts being less valuable. If the markets should move against all of the positions held directly and indirectly by the Partnership at the same time, and the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

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

Third, with respect to forwards and options on forward contract trading, the Partnership trades with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts and options on foreign currency forward contracts. JPMorgan was also a foreign exchange forward contract counterparty for certain Funds.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Partnership/Funds are commodity pools engaged primarily in the speculative trading of Futures Interests. The market-sensitive instruments held by the Partnership/Funds are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss directly and indirectly through its investment in the Funds. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership/Funds.

The Futures Interests on such contracts traded by the Partnership/Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s/Funds’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on non-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

The Partnership’s/Funds’ total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s/Funds’ open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership/Funds typically to be many times the total capitalization of the Partnership/Funds.

The Partnership’s/Funds’ past performance is no guarantee of their future results. Any attempt to numerically quantify the Partnership’s/Funds’ market risk is limited by the uncertainty of their speculative trading. The Partnership’s/Funds’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s/Funds’ experience to date as discussed under the “The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s/Funds’ open positions is directly reflected in the Partnership’s/Funds’ earnings and cash flow.

The Partnership’s/Funds’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership/Funds could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.

Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. P/E Global and Greenwave directly trade in managed accounts in the name of the Partnership. ADG currently trades the Partnership’s assets indirectly in a master fund managed account established in the name of the master fund over which it has been granted limited authority to make trading decisions. AE Capital Master did not have any open positions as of December 31, 2018. As a result, the first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in ADG Master as of December 31, 2019. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) as of December 31, 2019 and 2018, and indirectly by ADG Master as of December 31, 2019.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019. As of December 31, 2019, the Partnership’s total capitalization was $31,440,505.

December 31, 2019

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$855,579	2.72%
Indices	976,275	3.10
Interest Rates U.S.	74,689	0.24
Interest Rates Non-U.S.	582,017	1.85
Metals	74,250	0.24

Total	$2,562,810	8.15%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2019 and 2018, and the highest, lowest and average value at any point during the twelve months ended December 31, 2019 and 2018, followed by the trading Value at Risk associated with the Partnership’s indirect investment in ADG Master as of December 31, 2019, and the highest, lowest and average value at any point during the twelve months ended December 31, 2019. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2018, the Partnership’s total capitalization was $5,157,822.

As of December 31, 2019 and 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$463,555	1.47%	$1,058,648	$118,195	$441,915
Interest Rates U.S.	20,790	0.07	42,075	-	1,804
Interest Rates Non-U.S.	22,253	0.07	95,487	-	3,632
Metals	74,250	0.24	74,250	-	3,386

Total	$580,848	1.85%

* Annual average of daily Values at Risk.

December 31, 2018

			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$118,195	2.29%	$141,125	$-	$82,334

Total	$118,195	2.29%

* Annual average of month-end Values at Risk.

As of December 31, 2019, ADG Master’s total capitalization was $43,900,450 and the Partnership owned approximately 34.1% of ADG Master. As of December 31, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019*
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk**
Currencies	$1,149,631	2.62%	$1,178,519	$572,375	$926,479
Indices	2,862,976	6.52	4,251,649	463,544	2,857,687
Interest Rates U.S.	158,061	0.36	158,061	3,003	58,651
Interest Rates Non-U.S.	1,641,537	3.74	6,000,000	985,559	1,551,018

Total	$5,812,205	13.24%

*	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.

**	Annual average of daily Values at Risk.

On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master.

On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master. As of December 31, 2018, AE Capital Master’s total capitalization was $19,658,348 and the Partnership owned approximately 7.6% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

On January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master.

On December 31, 2018, the Partnership fully redeemed its investment in Cambridge Master.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

●	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

●	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

●	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

●	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

●	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

The following were the primary trading risk exposures of the Partnership/Fund at December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s/Fund’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s/Fund’s currency sector will change significantly in the future.

Equities. The Partnership’s/Fund’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Fund are limited to futures on broadly based indices. As of December 31, 2019 the Partnership’s/Fund’s primary exposures were in the IBEX 35 (Spain), FTSE MIB (Italy), S&P 500 (U.S.), DAX (Germany), FTSE 100 (United Kingdom), S&P/TSX 60 (Canada), Hang Seng (Hong Kong), and SPI 200 (Australia) stock indices. The Partnership/Fund is primarily exposed to the risk of adverse price trends or static markets in the major European, Pacific Rim, and U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Fund to avoid being “whipsawed” into numerous small losses.) The Partnership/Fund may also have exposure to the stock indices of emerging markets.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Fund’s profitability. The Partnership’s/Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of commodity trading advisors and by daily monitoring of their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 8.   Financial Statements and Supplementary Data.

CERES TACTICAL GLOBAL L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedule of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Ceres Tactical Global L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Tactical Global L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019, based on the criteria referred to above.

Patrick T. Egan	Steven Ross

President and Director	Chief Financial Officer and Director

Ceres Managed Futures LLC	Ceres Managed Futures LLC

General Partner,	General Partner,

Ceres Tactical Global L.P.	Ceres Tactical Global L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Global L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Tactical Global L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and the changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Ceres Tactical Global L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Investment in the Fund(s)(1), at fair value (Note 6)	$14,991,927	$1,492,447
Redemptions receivable from the Fund(s)	46,358	276,352
Equity in trading account:
Unrestricted cash (Note 3c)	16,773,307	3,462,890
Restricted cash (Note 3c)	602,161	118,195
Options purchased, at fair value (premiums paid $9,075 and $0 at December 31, 2019 and 2018, respectively	21,313	-

Total equity in trading account	17,396,781	3,581,085

Expense reimbursement	14,346	15,047
Interest receivable (Note 3c)	22,037	7,851

Total assets	$32,471,449	$5,372,782

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$93,481	$10,645
Accrued expenses:
Ongoing placement agent fees (Note 3d)	-	8,623
General Partner fees (Note 3a)	20,201	3,279
Management fees (Note 3b)	22,313	3,999
Incentive fees (Note 3b)	-	18,653
Professional fees	107,776	85,695
Redemptions payable to Limited Partners (Note 7)	787,173	84,066

Total liabilities	1,030,944	214,960

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 37,254.248 and 7,027.337 Units outstanding at December 31, 2019 and 2018, respectively	377,559	72,542
Limited Partners, Class A, 3,694,466.834 and 583,751.985 Units outstanding at December 31, 2019 and 2018, respectively	30,975,585	5,085,280
Limited Partners, Class Z, 8,620.412 and 0.000 Units outstanding at December 31, 2019 and 2018, respectively	87,361	-

Total partners’ capital (net asset value)	31,440,505	5,157,822

Total liabilities and partners’ capital	$32,471,449	$5,372,782

Net asset value per Unit:
Class A	$8.38	$8.71

Class Z	$10.13	$10.32

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Condensed Schedule of Investments

December 31, 2019

			% of Partners’
	Number of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	194	$44,207	0.14%
Metals	22	27,802	0.09

Total futures contracts purchased		72,009	0.23

Futures Contracts Sold
Currencies	110	(163,160)	(0.52)
Interest Rates U.S.	14	(2,599)	(0.01)
Interest Rates Non-U.S.	8	269	0.00 *

Total futures contracts sold		(165,490)	(0.53)

Net unrealized depreciation on open futures contracts		$(93,481)	(0.30)%

Options Purchased
Calls
Currencies	33	$21,313	0.07%

Total options purchased (premiums paid $9,075)		$21,313	0.07%

Investment in the Fund
CMF ADG Master Fund LLC		$14,991,927	47.68%

Total investment in the Fund		$14,991,927	47.68%

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

Ceres Tactical Global L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income (Note 3c)	$308,818	$50,358	$-
Interest income allocated from the Fund(s) (Note 3c)	360,012	35,319	54,066

Total investment income	668,830	85,677	54,066

Expenses:
Expenses allocated from the Fund(s)	178,037	19,003	-
Clearing fees related to direct investments (Note 3c)	96,905	24,277	-
Ongoing placement agent fees (Note 3d)	702,857	115,740	168,976
General Partner fees (Note 3a)	267,600	43,804	135,181
Management fees (Note 3b)	321,178	55,979	126,731
Incentive fees (Note 3b)	203,155	52,361	-
Professional fees	306,433	177,853	-

Total expenses	2,076,165	489,017	430,888
Expenses reimbursed by the General Partner	(278,621)	(171,488)	-

Net Expenses	1,797,544	317,529	430,888

Net investment loss	(1,128,714)	(231,852)	(376,822)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	(510,954)	410,059	-
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(436,136)	(137,292)	251,104
Net change in unrealized gains (losses) on open contracts	(71,529)	(10,591)	-
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	844,976	83,939	(9,705)

Total trading results	(173,643)	346,115	241,399

Net income (loss)	$(1,302,357)	$114,263	$(135,423)

Net income (loss) per Unit (Note 8)*:
Class A	$(0.33)	$0.16	$(0.29)

Class Z	$(0.19)	$0.32	$-

Weighted average number of Units outstanding:
Class A	4,076,019.884	669,432.806	911,204.435

Class Z	52,100.539	7,027.337	-

* Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$9,094,995	1,028,828.887	$-	-	$9,094,995	1,028,828.887
Redemptions - General Partner	(40,000)	(4,476.772)	-	-	(40,000)	(4,476.772)
Redemptions - Limited Partners	(2,486,474)	(271,924.252)	-	-	(2,486,474)	(271,924.252)
Net income (loss)	(135,423)	-	-	-	(135,423)	-

Partners’ Capital, December 31, 2017	6,433,098	752,427.863	-	-	6,433,098	752,427.863
Subscriptions - General Partner	-	-	70,274	7,027.337	70,274	7,027.337
Redemptions - General Partner	(70,239)	(8,199.927)	-	-	(70,239)	(8,199.927)
Redemptions - Limited Partners	(1,389,574)	(160,475.951)	-	-	(1,389,574)	(160,475.951)
Net income (loss)	111,995	-	2,268	-	114,263	-

Partners’ Capital, December 31, 2018	5,085,280	583,751.985	72,542	7,027.337	5,157,822	590,779.322
Subscriptions - General Partner	-	-	411,459	39,870.113	411,459	39,870.113
Subscriptions - Limited Partners	33,753,729	3,875,284.653	176,590	17,111.399	33,930,319	3,892,396.052
Redemptions - General Partner	-	-	(100,000)	(9,643.202)	(100,000)	(9,643.202)
Redemptions - Limited Partners	(6,568,757)	(764,569.804)	(87,981)	(8,490.987)	(6,656,738)	(773,060.791)
Net income (loss)	(1,294,667)	-	(7,690)	-	(1,302,357)	-

Partners’ Capital, December 31, 2019	$30,975,585	3,694,466.834	$464,920	45,874.660	$31,440,505	3,740,341.494

Net asset value per Unit:

2017:	Class A	$8.55

2018:	Class A	$8.71

	Class Z	$10.32

2019:	Class A	$8.38

	Class Z	$10.13

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Notes to Financial Statements

1.	Organization:

Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 9, “Financial Instruments”). Initially, the Partnership’s investment strategy focused on currency and currency-related investments. While the Partnership is expected to continue to have significant exposure to currency and currency-related markets, such trading will no longer be the Partnership’s sole focus. Therefore, the Partnership’s past trading performance will not necessarily be indicative of future results. The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. Prior to the close of business on December 31, 2017, the Partnership was one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P. and Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership and is the general partner or trading manager (in such capacity, the “Trading Manager”) of each Fund (as defined below). Ceres is a wholly owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of January 1, 2018, units of limited partnership interest (“Unit(s)”) of the Partnership were being offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee. All Units issued prior to January 1, 2018 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members). Class Z Units were first issued on April 1, 2018.

As of December 31, 2019, all trading decisions were made for the Partnership by P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and ADG Capital Management LLP (“ADG”) (each, a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master Fund L.P. (“SECOR Master”). Effective April 3, 2019, the General Partner terminated AE Capital PTY Limited (“AE Capital”) as a commodity trading advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and were credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in CMF AE Capital Master Fund LLC (“AE Capital Master”). On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”). On January 31, 2019, the Partnership fully redeemed its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Also, effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 22, 2012, as previously amended as of October 23, 2012, October 1, 2013 and January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective December 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. References herein to a Trading Advisor or the Trading Advisors may also include, as relevant, SECOR, AE Capital, Willowbridge, Cambridge and Mesirow. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or

Ceres Tactical Global L.P.

Notes to Financial Statements

indirectly, through its investments in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

During the periods covered by this report, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for the Partnership/Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective October 10, 2018, the Partnership changed its name from Ceres Tactical Currency L.P. to Ceres Tactical Global L.P.

The Partnership and CMF ADG Master Fund LLC (“ADG Master”) have, and AE Capital Master (prior to its termination) had, entered into futures brokerage account agreements with MS&Co. Prior to their respective terminations, each of SECOR Master, Willowbridge Master and Cambridge Master Fund L.P. (“Cambridge Master”) had entered into futures brokerage account agreements and foreign exchange prime brokerage agreements with MS&Co. ADG Master will be referred to as the “Fund”. References herein to “Funds” may also include, as relevant, SECOR Master, AE Capital Master, Willowbridge Master and Cambridge Master. Pursuant to these agreements, the Partnership, directly or through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017 and until their respective terminations, Cambridge Master, Willowbridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master, Willowbridge Master and SECOR Master, Cambridge (and, subsequently, Mesirow, pursuant to the novation, assignment and assumption agreement), Willowbridge and SECOR were parties to the FX Agreements for the Funds to which each acted as commodity trading advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

The Partnership will terminate on December 31, 2035 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in the Partnership’s limited partnership agreement, as may be amended from time to time.

Ceres is required to maintain a 1% minimum equity interest in the Partnership. The equity maintained in the Partnership by Ceres is invested in the Partnership’s Class Z Units.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. Effective January 1, 2018, the General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership, to the extent these expenses exceed 0.85% annually of the net assets of the Partnership. This includes the expenses related to the engagement of the Administrator. Prior to January 1, 2018, the General Partner fully reimbursed the Partnership for these expenses.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

d.

Partnership’s Investment in the Funds. The Partnership carries its investment in ADG Master, and prior to their terminations, carried its investments in SECOR Master, AE Capital Master and Cambridge Master based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. Prior to Willowbridge Master’s termination on January 31, 2019, the Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per unit as calculated by Willowbridge Master.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(86,859) (proceeds of $85,982) and $(13,519) (proceeds of $13,573) as of December 31, 2019 and 2018, respectively.

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

h.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

i.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

ADG receives a monthly management fee equal to 1/12 of 1.0% (a 1.0% annual rate) per month of net assets allocated on the first day of each month to ADG. Greenwave receives a monthly management fee equal to 1/12 of 0.75% (a 0.75% annual rate) per month of net assets allocated on the first day of each month to Greenwave. P/E Global receives a monthly management fee equal to 1/12 of 0.50% (a 0.50% annual rate) per month of net assets allocated on the first day of each month to P/E Global. Prior to its termination on June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (a 1.15% annual rate) per month of net assets allocated on the first day of each month to SECOR. Prior to its termination on April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.5% (a 1.5% annual rate) per month of net assets allocated on the first day of each month to AE Capital. Prior to its termination on January 31, 2019, Willowbridge received a monthly management fee equal to 1/12 of 1.25% (a 1.25% annual rate) per month of net assets allocated on the first day of each month to Willowbridge. From October 1, 2018 until its termination on December 31, 2018, Mesirow received a monthly management fee equal to 1/12 of 1.0% (a 1.0% annual rate) per month of net assets allocated on the first day of each month to Mesirow. From January 1, 2018 to September 30, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of net assets allocated on the first day of each month to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of net assets allocated on the first day of each month to Cambridge. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay ADG an incentive fee, payable semi-annually, equal to 25% of trading profits earned by ADG for the Partnership. The Partnership is obligated to pay Greenwave and P/E Global an incentive fee, payable quarterly, equal to 20% of trading profits earned by each Advisor. Prior to its termination on June 30, 2019, SECOR was eligible to receive an incentive fee, payable annually, equal to 25% of trading profits earned by SECOR for the Partnership. Prior to its termination on April 3, 2019, AE Capital was eligible to receive an incentive fee, payable quarterly, equal to 20% of trading profits earned by AE Capital for the Partnership. Prior to its termination on January 31, 2019, Willowbridge was eligible to receive an incentive fee, payable quarterly, equal to 20% of trading profits earned by Willowbridge for the Partnership. From October 1, 2018 until its termination on December 31, 2018, Mesirow was eligible to receive an incentive fee, payable annually, equal to 15% of trading profits earned by Mesirow for the Partnership. Prior to October 1, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of trading profits earned by Cambridge for the Partnership. Prior to January 1, 2018, Cambridge received an incentive fee, payable quarterly, equal to 15% of trading profits earned by Cambridge for the Partnership. Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after brokerage, ongoing placement agent, General Partner and management fees, as applicable, are deducted. For a Trading Advisor with trading losses, no incentive fee is paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month’s redemptions.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Effective January 1, 2018, clearing fees are also borne by the Partnership directly. Effective January 1, 2018, the General Partner reimburses the Partnership for clearing fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership. All of the Partnership’s assets available for trading in Futures Interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $602,161 and $118,195, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Effective November 1, 2018, MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. and Ceres will retain any interest earned on such uninvested cash in excess of the interest paid to the Partnership. Prior to

Ceres Tactical Global L.P.

Notes to Financial Statements

November 1, 2018, MS&Co. paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

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

As of November 1, 2018, the Partnership entered into an alternative investment selling agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc., and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and subselling agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, as set forth in the Harbor Selling Agreement.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Partnership’s Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Partnership’s Statements of Income and Expenses.

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

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 207 and 44, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 29 and 2.

Ceres Tactical Global L.P.

Notes to Financial Statements

Trading and transaction fees are based on the number of trades executed by the Trading Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. for its direct trading are borne directly by the Partnership. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2019 and 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$79,901	$(79,901)	$-	$-	$-	$-

Total assets	$79,901	$(79,901)	$-	$-	$-	$-

Liabilities
Futures	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Total liabilities	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Net fair value						$-	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$15,181	$(15,181)	$-	$-	$-	$-

Total assets	$15,181	$(15,181)	$-	$-	$-	$-

Liabilities
Futures	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Total liabilities	$(25,826)	$15,181	$(10,645)	$-	$10,645	$-

Net fair value						$-	*

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

Ceres Tactical Global L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

	December 31, 2019
Assets
Futures Contracts
Currencies	$50,155
Interest Rates Non-U.S.	269
Metals	29,477

Total unrealized appreciation on open futures contracts	79,901

Liabilities
Futures Contracts
Currencies	(169,108)
Interest Rates U.S.	(2,599)
Metals	(1,675)

Total unrealized depreciation on open futures contracts	(173,382)

Net unrealized depreciation on open futures contracts	$(93,481)	*

Assets
Options Purchased
Currencies	$21,313

Total options purchased	$21,313	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

	December 31, 2018
Assets
Futures Contracts
Currencies	$15,181

Total unrealized appreciation on open futures contracts	15,181

Liabilities
Futures Contracts
Currencies	(25,826)

Total unrealized depreciation on open futures contracts	(25,826)

Net unrealized depreciation on open futures contracts	$(10,645)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

Ceres Tactical Global L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2017, no derivative instruments were traded directly by the Partnership.

Sector	2019		2018

Currencies	$(223,070)		$332,447
Energy	(18,282)		1,882
Indices	(265,258)		68,307
Interest Rates U.S.	(95,157)		17,489
Interest Rates Non-U.S.	26,164		(14,624)
Metals	(6,880)		(6,033)

Total	$(582,483)	***	$399,468	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Global L.P.

Notes to Financial Statements

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$79,901	$79,901	$-	$-
Options purchased	21,313	21,313	-	-

Total assets	$101,214	$101,214	$-	$-

Liabilities
Futures	$173,382	$173,382	$-	$-

Total liabilities	$173,382	$173,382	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$15,181	$15,181	$-	$-

Total assets	$15,181	$15,181	$-	$-

Liabilities
Futures	$25,826	$25,826	$-	$-

Total liabilities	$25,826	$25,826	$-	$-

6.	Investment in the Funds:

On or about February 1, 2019, the Partnership allocated a portion of its assets to ADG for trading through investment in ADG Master, a Delaware limited liability company. ADG Master permits accounts managed by ADG using its Systematic Macro Strategy, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of ADG Master. Individual and pooled accounts currently managed by ADG, including the Partnership, are permitted to be members of ADG Master. The Trading Manager and ADG believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

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

On or about February 1, 2018, the Partnership allocated a portion of its assets to AE Capital for trading through investment in AE Capital Master, a Delaware limited liability company. AE Capital Master permitted accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, systematic trading system, to invest together in one trading vehicle. Effective April 3, 2019, the General Partner terminated AE Capital as a Trading Advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and were credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

On or about January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge for trading through investment in Willowbridge Master, a New York limited partnership. Willowbridge Master permitted accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. Effective the close of business on January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master.

Ceres Tactical Global L.P.

Notes to Financial Statements

On November 1, 2012, the Partnership allocated a portion of its assets to Cambridge for trading through investment in Cambridge Master, a Delaware limited partnership. From October 1, 2018 until its termination effective December 31, 2018, Mesirow had undertaken to perform the Assignment Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Cambridge Master permitted accounts managed by Cambridge/Mesirow using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. Effective December 31, 2018, the Partnership fully redeemed its investment in Cambridge Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2019.

Generally, a limited partner/member in a Fund withdraws all or part of its capital contribution and undistributed profits, if any, from the Fund as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Fund. However, for each Fund a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing placement agent fees, General Partner fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

At December 31, 2019, the Partnership owned approximately 34.1% of ADG Master. At December 31, 2018, the Partnership owned approximately 7.6% of AE Capital Master. It is the Partnership’s intention to continue to invest in ADG Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$21,433,817	$4,151,814	$17,282,003
AE Capital Master	19,758,302	99,954	19,658,348

Ceres Tactical Global L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master (a)	$71,739	$(890,810)	$(819,071)
SECOR Master (b)	(84,266)	2,719,987	2,635,721
Willowbridge Master (c)	220,431	(759,939)	(539,508)
ADG Master (d)	465,783	179,092	644,875

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master Fund	$371,194	$(3,386,331)	$(3,015,137)
AE Capital Master Fund (e)	180,229	(1,180,663)	(1,000,434)

(a)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(b)	From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.

(c)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.

(d)	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.

(e)	From February 1, 2018, commencement of operations for AE Capital Master, through December 31, 2018.

Ceres Tactical Global L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2019		For the year ended December 31, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
							Commodity
AE Capital Master (a)	- %	$-	$(146,512)	$9,592	$8,603	$(164,707)	Portfolio	Monthly
							Commodity
SECOR Master (b)	- %	-	665,225	96,606	7,205	561,414	Portfolio	Monthly
							Commodity
Willowbridge Master (c)	- %	-	(45,751)	9,757	589	(56,097)	Portfolio	Monthly
							Commodity
ADG Master (d)	47.68%	14,991,927	295,890	21,620	24,065	250,205	Portfolio	Monthly

Total		$14,991,927	$768,852	$137,575	$40,462	$590,815

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
							Commodity
Cambridge Master Fund	- %	$-	$57,162	$1,001	$1,017	$55,144	Portfolio	Monthly
							Commodity
AE Capital Master Fund (e)	28.94%	1,492,447	(75,196)	11,474	5,511	(92,181)	Portfolio	Monthly

Total		$1,492,447	$(18,034)	$12,475	$6,528	$(37,037)

(a)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.
(b)	From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.
(c)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.
(d)	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.
(e)	From February 1, 2018, commencement of operations for AE Capital Master, through December 31, 2018.

7.	Subscriptions, Distributions and Redemptions:

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

Ceres Tactical Global L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018	2017
	Class A	Class Z	Class A	Class A
Per Unit Performance (for a unit outstanding throughout the year): *

Net realized and unrealized gains (losses)	$(0.05)	$(0.06)	$0.50	$0.12
Net investment loss	(0.28)	(0.13)	(0.34)	(0.41)

Net increase (decrease) for the year	(0.33)	(0.19)	0.16	(0.29)
Net asset value per Unit, beginning of year	8.71	10.32	8.55	8.84

Net asset value per Unit, end of year	$8.38	$10.13	$8.71	$8.55

	2019		2018	2017
	Class A	Class Z	Class A	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(3.2)%	(1.4)%	(4.0)%	(4.5)%

Operating expenses	5.3%	3.4%	7.6%	5.2%
Expenses borne by the General Partner	(0.8)%	(0.8)%	(3.0)%	-%
Incentive fees	0.6%	0.8%	0.9%	-%

Total expenses	5.1%	3.4%	5.5%	5.2%

Total return:
Total return before incentive fees	(3.2)%	(1.1)%	2.8%	(3.3)%
Incentive fees	(0.6)%	(0.7)%	(0.9)%	-%

Total return after incentive fees	(3.8)%	(1.8)%	1.9%	(3.3)%

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

In the ordinary course of business, the Partnership and the Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager consider the risk of any future obligation relating to these indemnifications to be remote.

10.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in each respective Partnership’s financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 is summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019

Total investment income	$124,139	$163,605	$181,697	$199,389
Net expenses	(364,956)	(464,697)	(349,024)	(618,867)
Total trading results	(598,959)	447,669	(202,182)	179,829

Net income (loss)	$(839,776)	$146,577	$(369,509)	$(239,649)

Net income (loss) per Unit:
Class A	$(0.22)	$0.04	$(0.09)	$(0.06)

Class Z	$(0.21)	$0.09	$(0.05)	$(0.02)

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018

Total investment income	$27,069	$21,495	$20,164	$16,949
Net expenses	(78,368)	(68,114)	(99,071)	(71,976)
Total trading results	133,542	(33,525)	177,063	69,035

Net income (loss)	$82,243	$(80,144)	$98,156	$14,008

Net income (loss) per Unit:
Class A	$0.13	$(0.13)	$0.14	$0.02

Class Z	$0.20	$(0.10)	$0.22	$-

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners – At February 29, 2020, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)

Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	37,254.248	81.2%

(c)	Changes in Control – None.

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

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2019 and 2018 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019: $98,477

2018: $60,497

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

1. Listing of Financial Statements

-	Report of Ernst & Young LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2019 and 2018.

-	Condensed Schedules of Investments as of December 31, 2019 and 2018.

-	Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2019 is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules

No Financial Statement schedules are required to be filed with this report.

3. Exhibits

For the exhibits incorporated by reference or filed herewith to this report, refer to the Exhibits.

EXHIBITS

ITEM

3.01

Fourth Amended and Restated Limited Partnership Agreement, dated as of October 31, 2017, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0—31563) filed with the Securities and Exchange Commission on November 6, 2017.

3.01(a)

Amendment No.  1 to the Fourth Amended and Restated Limited Partnership Agreement, dated as of October 31, 2018, is incorporated by reference to Exhibit 3.01 of the Partnership’s Form 10-Q (File No.  0—31563) filed with the Securities and Exchange Commission on November 8, 2018.

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

3.04

Certificate of Amendment of Certificate of Limited Partnership, dated June 1, 2009 (changing the name and mailing address of the general partner of the Partnership), is incorporated by reference to Exhibit 3.04 of the Partnership’s Form 8-K (File No. 0—31563) filed with the Securities and Exchange Commission on June 4, 2009.

3.05

Certificate of Amendment of Certificate of Limited Partnership, dated September 29, 2009 (changing its name from Morgan Stanley Spectrum Currency L.P. to Morgan Stanley Smith Barney Spectrum Currency L.P.), is incorporated by reference to Exhibit 3.06 of the Partnership’s Form 8-K (File No. 0—31563) filed with the Securities and Exchange Commission on October 5, 2009.

3.06

Certificate of Amendment of Certificate of Limited Partnership, dated December 30, 2011 (changing its name from Morgan Stanley Smith Barney Spectrum Currency L.P. to Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.), is incorporated by reference to Exhibit 3.07 of the Partnership’s Form 8—K (File No. 0-31563) filed with the Securities and Exchange Commission on January 6, 2012.

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

4.01	Description of Securities, filed herewith.

10.01

Management Agreement, dated as of October 22, 2012, among the General Partner, the Partnership and Cambridge Strategy (Asset Management) Limited, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on November 13, 2012.

10.01 (a)

First Amendment to Management Agreement among the General Partner, the Partnership, and Cambridge Strategy (Asset Management) Limited, dated as of October 23, 2012, is incorporated by reference to Exhibit 10.02 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on November 13, 2012.

10.01 (b)

Second Amendment to Management Agreement, among the General Partner, the Partnership, and The Cambridge Strategy (Asset Management) Limited, dated October 1, 2013, is incorporated by reference to Exhibit 10.02(b) of the Partnership’s Form 10-K (File No. 0-31563) filed with the Securities and Exchange Commission on March 28, 2014.

10.01 (c)

Third Amendment to Management Agreement, by and among Ceres Tactical Currency L.P., Ceres Managed Futures LLC, and The Cambridge Strategy (Asset Management) Limited, dated as of January 1, 2018, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on January 4, 2018.

10.02

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

10.04

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

10.05 (a)

Amendment No.  1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July  1, 2005, is incorporated by reference to Exhibit 10.09(a) of the Partnership’s Form 10-Q (File No.  0-31563) filed with the Securities and Exchange Commission on August 10, 2005.

10.06

Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on November 14, 2013.

10.06 (a)

Supplement, dated as of July 25, 2017, to the Commodity Futures Customer Agreement, between MS&Co. and the funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on July 31, 2017.

10.07

Securities Account Control Agreement between the Partnership and MS&Co., dated as of June 6, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 1, 2001.

10.08

Foreign Exchange and Options Master Agreement, dated as of November 28, 2007, between Morgan Stanley & Co. Incorporated and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on December 4, 2007.

10.09

Foreign Exchange and Options Master Agreement, dated as of November 28, 2007, between Morgan Stanley Capital Group Inc. and Demeter, in its capacity as general partner of the Partnership, is incorporated by reference to Exhibit 10.14 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on December 4, 2007.

10.10

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

10.13

U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on November 4, 2015.

10.14

Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on August 6, 2015.

10.15

Management Agreement, dated as of October 1, 2017, by and among the Partnership, the General Partner and Greenwave Capital Management LLC, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 4, 2017.

10.16

Management Agreement, dated as of October 1, 2017, by and among the Partnership, the General Partner and P/E Global LLC, is incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 4, 2017.

10.17

Management Agreement, dated as of February 1, 2018, by and among the Partnership, the General Partner and AE Capital Pty Limited, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on February 2, 2018.

10.18

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

10.19

Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017, by and among Cambridge Master Fund L.P., The Cambridge Strategy (Asset Management) Limited and JPMorgan Chase Bank, N.A., is incorporated by reference to Exhibit 10.02 of the Partnership’s Form 10-Q (File No. 0-31563) filed with the Securities and Exchange Commission on August 10, 2017.

10.19(a)

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

10.20

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

10.20(a)

Amendment, dated as of October 10, 2018, to the Schedule to the ISDA Master Agreement, dated as of July 12, 2017, between Cambridge Master Fund L.P. and JPMorgan Chase Bank, N.A., is incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 16, 2018.

10.21

Novation, Assignment and Assumption Agreement, dated as of September 28, 2018, by and among the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited and Mesirow Financial International UK Limited, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on October 4, 2018.

10.22

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

10.23

Management Agreement, dated as of January 1, 2019, by and among the Partnership, the General Partner and SECOR Capital Advisors, L.P., is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on January 7, 2019.

10.24

Management Agreement, dated as of January 1, 2019, by and among the Partnership, the General Partner and Willowbridge Associates Inc., is incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on January 7, 2019.

10.25

Management Agreement, dated as of February 1, 2019, by and among the Partnership, the General Partner and ADG Capital Management LLP, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-31563) filed with the Securities and Exchange Commission on February 6, 2019.

10.26	Amendment, dated January 1, 2020, to the Management Agreement, dated as of February 1, 2019, by and among the Partnership, the General Partner and ADG Capital Management LLP, filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Financial Statements of CMF AE Capital Master Fund LLC.

99.2	Financial Statements of SECOR Master Fund L.P.

99.3	Financial Statements of CMF Willowbridge Master Fund L.P.

99.4	Financial Statements of CMF ADG Master Fund LLC.

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Extension Schema.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF^	XBRL Taxonomy Extension Definition Linkbase.

101.LAB^	XBRL Taxonomy Extension Label Linkbase.

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2020
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.