Form 10-Q
period 2020-03-31
CERES TACTICAL GLOBAL L.P.
filed 2020-05-11
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes       No X

As of April 30, 2020, 3,156,179.855 Limited Partnership Class A Units were outstanding and 4,681.754 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Global L.P.

Statements of Financial Condition

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Investment in ADG Master(1), at fair value	$12,345,161	$14,991,927
Redemptions receivable from ADG Master	412,261	46,358
Equity in trading account:
Unrestricted cash	16,535,059	16,773,307
Restricted cash	357,064	602,161
Net unrealized appreciation on open futures contracts	225,832	-
Options purchased, at fair value (premiums paid $0 and $9,075 at March 31, 2020 and December 31, 2019, respectively)	-	21,313

Total equity in trading account	17,117,955	17,396,781

Expense reimbursement	11,452	14,346
Interest receivable	6,547	22,037

Total assets	$29,893,376	$32,471,449

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$93,481
Accrued expenses:
General Partner fees	17,629	20,201
Management fees	19,270	22,313
Incentive fees	135,400	-
Professional fees	117,166	107,776
Redemptions payable to Limited Partners	743,807	787,173

Total liabilities	1,033,272	1,030,944

Partners’ Capital:
General Partner, Class Z, 37,254.248 Units outstanding at March 31, 2020 and December 31, 2019	390,571	377,559
Limited Partners, Class A, 3,293,021.688 and 3,694,466.834 Units outstanding at March 31, 2020 and December 31, 2019, respectively	28,420,445	30,975,585
Limited Partners, Class Z, 4,681.754 and 8,620.412 Units outstanding at March 31, 2020 and December 31, 2019, respectively	49,088	87,361

Total partners’ capital (net asset value)	28,860,104	31,440,505

Total liabilities and partners’ capital	$29,893,376	$32,471,449

Net asset value per Unit:
Class A	$8.63	$8.38

Class Z	$10.48	$10.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	42	$41,851	0.14%

Total futures contracts purchased		41,851	0.14

Futures Contracts Sold
Currencies	66	181,952	0.63
Indices	4	2,029	0.01

Total futures contracts sold		183,981	0.64

Net unrealized appreciation on open futures contracts		$225,832	0.78%

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

Ceres Tactical Global L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Investment Income:
Interest income	$46,983	$64,293
Interest income allocated from the Fund(s) (1)	32,026	135,096

Total investment income	79,009	199,389

Expenses:
Expenses allocated from the Fund(s)	15,531	78,854
Clearing fees related to direct investments	41,313	14,606
Ongoing placement agent fees	146,262	190,782
General Partner fees	55,682	72,761
Management fees	61,177	100,675
Incentive fees	135,400	172,502
Professional fees	55,772	74,399

Total expenses	511,137	704,579
Expenses reimbursed by the General Partner	(50,325)	(85,712)

Net expenses	460,812	618,867

Net investment loss	(381,803)	(419,478)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	1,681,039	(207,793)
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(976,675)	(346,123)
Net change in unrealized gains (losses) on open contracts	311,975	60,065
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	157,905	673,680

Total trading results	1,174,244	179,829

Net income (loss)	$792,441	$(239,649)

Net income (loss) per Unit*:
Class A	$0.25	$(0.06)

Class Z	$0.35	$(0.02)

Weighted average number of Units outstanding:
Class A	3,535,215.632	4,368,661.946

Class Z	44,363.609	62,642.865

*	Represents the change in net asset value per Unit during the period.

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$5,085,280	583,751.985	$72,542	7,027.337	$5,157,822	590,779.322
Subscriptions - General Partner	-	-	411,459	39,870.113	411,459	39,870.113
Subscriptions - Limited Partners	33,753,729	3,875,284.653	176,590	17,111.399	33,930,319	3,892,396.052
Redemptions - Limited Partners	(2,039,050)	(234,030.205)	(42,701)	(4,097.953)	(2,081,751)	(238,128.158)
Net income (loss)	(239,099)	-	(550)	-	(239,649)	-

Partners’ Capital, March 31, 2019	$36,560,860	4,225,006.433	$617,340	59,910.896	$37,178,200	4,284,917.329

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$30,975,585	3,694,466.834	$464,920	45,874.660	$31,440,505	3,740,341.494
Redemptions - Limited Partners	(3,333,592)	(401,445.146)	(39,250)	(3,938.658)	(3,372,842)	(405,383.804)
Net income (loss)	778,452	-	13,989	-	792,441	-

Partners’ Capital, March 31, 2020	$28,420,445	3,293,021.688	$439,659	41,936.002	$28,860,104	3,334,957.690

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Global L.P. (the “Partnership”) is a Delaware limited partnership organized in 1999 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 7, “Financial Instruments”). The Futures Interests that are traded by the Partnership, either directly, through individually managed accounts, or indirectly, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward or swap contract counterparty for certain Funds.

Units of limited partnership interest (“Unit(s)”) of the Partnership were offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee. Class A Units are subject to a monthly ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of adjusted beginning net assets of Class A. The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units were offered to limited partners who received advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and may also be offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members).

As of March 31, 2020, all trading decisions were made for the Partnership by P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and ADG Capital Management LLP (“ADG”) (each, a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master Fund L.P. (“SECOR Master”). Effective April 3, 2019, the General Partner terminated AE Capital PTY Limited (“AE Capital”) as a commodity trading advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in CMF AE Capital Master Fund LLC (“AE Capital Master”). On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”), which was invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, SECOR, AE Capital and Willowbridge. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investments in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

The Partnership and CMF ADG Master Fund LLC (“ADG Master”) have entered into futures brokerage account agreements with MS&Co. Prior to their respective terminations, each of SECOR Master, AE Capital Master and Willowbridge Master had entered into futures brokerage account agreements and foreign exchange prime brokerage agreements with MS&Co. References herein to “Funds” may also include, as relevant, SECOR Master, AE Capital Master and Willowbridge Master. Pursuant to these agreements, the Partnership, directly or indirectly through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Prior to their respective terminations, Willowbridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master and SECOR Master, Willowbridge and SECOR were parties to the FX Agreements for the Funds to which each acted as commodity trading advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The General Partner fee, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and all the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in ADG Master, and carried its investments in SECOR Master and AE Capital Master (prior to their respective terminations), based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. Prior to Willowbridge Master’s termination on January 31, 2019, the Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per unit as calculated by Willowbridge Master.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $357,064 and $602,161, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $44,052 (cost of $40,029) and $(86,859) (proceeds of $85,982) as of March 31, 2020 and December 31, 2019, respectively.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services — Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$0.36	$0.43	$0.04	$0.04
Net investment loss	(0.11)	(0.08)	(0.10)	(0.06)

Net increase (decrease) for the period	0.25	0.35	(0.06)	(0.02)
Net asset value per Unit, beginning of period	8.38	10.13	8.71	10.32

Net asset value per Unit, end of period	$8.63	$10.48	$8.65	$10.30

	Three Months Ended March 31,
	2020		2019
	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.9)%	(1.7)%	(3.1)%	(1.2)%

Operating expenses	5.2%	3.4%	5.7%	3.7%
Expenses borne by the General Partner	(0.7)%	(0.8)%	(0.9)%	(0.9)%
Incentive fees	0.5%	0.4%	0.4%	0.5%

Total expenses	5.0%	3.0%	5.2%	3.3%

Total return:
Total return before incentive fees	3.5%	3.8%	(0.2)%	0.3%
Incentive fees	(0.5)%	(0.3)%	(0.5)%	(0.5)%

Total return after incentive fees	3.0%	3.5%	(0.7)%	(0.2)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees, if applicable).
***	Interest income less total expenses.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 was 193 and 125, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 was 18 and 11, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2020 and December 31, 2019, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2020	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$241,669	$(15,837)	$225,832	$-	$-	$225,832

Total assets	$241,669	$(15,837)	$225,832	$-	$-	$225,832

Liabilities
Futures	$(15,837)	$15,837	$-	$-	$-	$-

Total liabilities	$(15,837)	$15,837	$-	$-	$-	$-

Net fair value						$225,832	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$79,901	$(79,901)	$-	$-	$-	$-

Total assets	$79,901	$(79,901)	$-	$-	$-	$-

Liabilities
Futures	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Total liabilities	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Net fair value						$-	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020
Assets
Futures Contracts
Currencies	$239,640
Indices	2,029

Total unrealized appreciation on open futures contracts	241,669

Liabilities
Futures Contracts
Currencies	(15,837)

Total unrealized depreciation on open futures contracts	(15,837)

Net unrealized appreciation on open futures contracts	$225,832	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

	December 31, 2019
Assets
Futures Contracts
Currencies	$50,155
Interest Rates Non-U.S.	269
Metals	29,477

Total unrealized appreciation on open futures contracts	79,901

Liabilities
Futures Contracts
Currencies	(169,108)
Interest Rates U.S.	(2,599)
Metals	(1,675)

Total unrealized depreciation on open futures contracts	(173,382)

Net unrealized depreciation on open futures contracts	$(93,481)	*

Assets
Options Purchased
Currencies	$21,313

Total options purchased	$21,313	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
Sector	2020		2019
Currencies	$1,500,899		$(50,134)
Energy	2,622		1,116
Indices	66,521		(59,428)
Interest Rates U.S.	(2,206)		(29,364)
Interest Rates Non-U.S.	(13,471)		(397)
Metals	438,649		(9,521)

Total	$1,993,014	***	$(147,728)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$241,669	$241,669	$-	$-

Total assets	$241,669	$241,669	$-	$-

Liabilities
Futures	$15,837	$15,837	$-	$-

Total liabilities	$15,837	$15,837	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$79,901	$79,901	$-	$-
Options purchased	21,313	21,313	-	-

Total assets	$101,214	$101,214	$-	$-

Liabilities
Futures	$173,382	$173,382	$-	$-

Total liabilities	$173,382	$173,382	$-	$-

6.	Investment in the Funds:

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

On February 1, 2018, the Partnership allocated a portion of its assets to AE Capital for trading through investment in AE Capital Master, a Delaware limited liability company. AE Capital Master permitted accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, systematic trading system, to invest together in one trading vehicle. On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2020.

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

Management fees, ongoing placement agent fees, the General Partner fee and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership and are also charged directly at the Partnership level. The General Partner reimburses the Partnership for clearing fees and professional fees to the extent that these fees exceed 0.85% annually of the net assets of the Partnership.

At March 31, 2020, the Partnership owned approximately 39.9% of ADG Master. At December 31, 2019, the Partnership owned approximately 34.1% of ADG Master. It is the Partnership’s intention to continue to invest in ADG Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2020
	Total Assets	Total Liabilities	Total Capital
ADG Master	$31,470,316	$505,567	$30,964,749
	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:
	For the three months ended March 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$43,488	$(2,207,105)	$(2,163,617)
	For the three months ended March 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master	$86,493	$(895,582)	$(809,089)
SECOR Master	(47,181)	3,326,837	3,279,656
Willowbridge Master(a)	220,431	(759,939)	(539,508)
ADG Master(b)	68,144	(249,709)	(181,565)

(a)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.
(b)	From February 1, 2019, commencement of operations for ADG Master, through March 31, 2019.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2020		For the three months ended March 31, 2020
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Fund				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
ADG Master	42.78%	$12,345,161	$(786,744)	$8,889	$6,642	$(802,275)	Commodity Portfolio	Monthly

Total		$12,345,161	$(786,744)	$8,889	$6,642	$(802,275)

	December 31, 2019		For the three months ended March 31, 2019
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
AE Capital Master	-%	$-	$(156,015)	$3,136	$3,320	$(162,471)	Commodity Portfolio	Monthly
SECOR Master	-%	-	723,966	48,827	3,490	671,649	Commodity Portfolio	Monthly
Willowbridge Master(a)	-%	-	(45,751)	9,757	589	(56,097)	Commodity Portfolio	Monthly
ADG Master(b)	47.68%	14,991,927	(59,547)	4,975	4,760	(69,282)	Commodity Portfolio	Monthly

Total		$14,991,927	$462,653	$66,695	$12,159	$383,799

(a)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(b)	From February 1, 2019, the date the Partnership invested into ADG Master, through March 31, 2019.

7.	Financial Instruments:

The Partnership and the Funds trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures and forwards are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized appreciation or depreciation on open futures contracts or net unrealized appreciation or depreciation on open forward contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from the Funds” from one period to the next in the Statements of Income and Expenses. The Partnership’s/Funds’ contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. With respect to the Partnership’s non-exchange traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those non-exchange traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparty. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and the counterparty’s exposure on non-exchange traded forward currency contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency. JPMorgan also previously served as a foreign exchange contract counterparty for certain Funds.

The General Partner/Trading Manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The U.S. Treasury bills held and Futures Interests traded by the Partnership and the Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s/Funds’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange traded forward currency contracts are settled upon termination of the contract. Gains and losses on non-exchange traded forward currency option contracts are settled on an agreed-upon settlement date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in ADG Master, (ii) redemptions receivable from ADG Master, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

For the three months ended March 31, 2020, the Partnership’s capital decreased 8.2% from $31,440,505 to $28,860,104. This decrease was attributable to redemptions of 401,445.146 Class A limited partner Units totaling $3,333,592 and redemptions of 3,938.658 Class Z limited partner Units totaling $39,250, which was partially offset by net income of $792,441. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2020, the Partnership’s net asset value per Class A Unit increased 3.0% from $8.38 to $8.63 as compared to a decrease of 0.7% during the first quarter of 2019. During the Partnership’s first quarter of 2020, the Partnership’s net asset value per Class Z Unit increased 3.5% from $10.13 to $10.48 as compared to a decrease of 0.2% during the first quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2020 of $1,174,244. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, indices and metals and were partially offset by losses in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $179,829. Gains were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, U.S. interest rates, livestock and softs.

During the first quarter, the most notable gains were experienced in the currency sector throughout the quarter from short positions in the New Zealand dollar versus the U.S. dollar as the value of the commodity-linked currency declined. Additional gains were experienced from long positions in the Japanese yen and short positions in the euro versus the U.S. dollar. Within the global stock index sector, gains were experienced during March as profits from short positions in U.S. equity index and long volatility index futures outweighed losses from long futures positions in European and Asian equity indices as equity prices fell at historic rates early in the month amid investor panic, as the COVID-19 coronavirus became a global pandemic. Within the metals markets, gains were experienced during January from short positions in copper futures as prices declined. Additional gains in the metals sector were experienced during February from short positions in gold futures as prices declined as investors reportedly sold contracts to cover margin calls as equity markets tumbled. The Partnership’s overall trading gains for the quarter were partially offset by trading losses incurred during January within the global fixed income sector from short positions in Australian fixed income futures amid investor concerns widespread forest fires blanketing Australia would damage economic output. Additional losses were incurred during March from short positions in global bond futures as investors sought out safe-haven investments, pushing prices higher.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Trading Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Trading Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three months ended March 31, 2020 decreased by $120,380 as compared to the corresponding period in 2019. The decrease in interest income was due to lower average equity, as well as lower 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s accounts and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2020 increased by $26,707 as compared to the corresponding period in 2019. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Units on the first day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three months ended March 31, 2020 decreased by $44,520 as compared to the corresponding period in 2019. The decrease was primarily due to lower average net assets attributable to Class A Units during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2020 decreased by $17,079 as compared to the corresponding period in 2019. The decrease was primarily due to lower average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $39,498 as compared to the corresponding period in 2019. The decrease was primarily due to lower average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the quarter or half year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Prior to SECOR’s termination on June 30, 2019, incentive fees were payable to SECOR at the end of the calendar year. Trading performance for the three months ended March 31, 2020 and 2019 resulted in incentive fees of $135,400 and $172,502, respectively. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2020 and December 31, 2019, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Trading Advisor	March 31, 2020	March 31, 2020 (percentage of Partners’ Capital)	December 31, 2019	December 31, 2019 (percentage of Partners’ Capital)
Greenwave	$11,988,034	41%	$11,968,499	38%
P/E Global	$4,552,010	16%	$4,500,779	14%
ADG	$12,320,060	43%	$14,971,227	48%

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership and the Funds trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and “Net change in unrealized gains (losses) on open contracts allocated from the Funds” on open contracts, and recorded as “Net realized gains (losses) on closed contracts” and “Net realized gains (losses) on closed contracts allocated from the Funds,” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, the General Partner fee and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. P/E Global and Greenwave directly trade in managed accounts in the name of the Partnership. ADG currently trades the Partnership’s assets indirectly in a master fund managed account established in the name of the master fund over which it has been granted limited authority to make trading decisions. The first trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in ADG Master. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e. in the managed accounts in the Partnership’s name traded by certain Trading Advisors) and indirectly by ADG Master separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the Partnership’s total capitalization was $28,860,104.

March 31, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$856,495	2.97%
Indices	1,676,345	5.81
Interest Rates U.S.	58,461	0.20
Interest Rates Non-U.S.	262,424	0.91

Total	$2,853,725	9.89%

As of December 31, 2019, the Partnership’s total capitalization was $31,440,505.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$855,579	2.72%
Indices	976,275	3.10
Interest Rates U.S.	74,689	0.24
Interest Rates Non-U.S.	582,017	1.85
Metals	74,250	0.24

Total	$2,562,810	8.15%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in ADG Master by market category as of March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$304,264	1.05%	$867,921	$169,664	$493,110
Indices	52,800	0.18	319,045	-	37,382

Total	$357,064	1.23%

* Average of daily Values at Risk.

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$463,555	1.47%	$1,058,648	$118,195	$441,915
Interest Rates U.S.	20,790	0.07	42,075	-	1,804
Interest Rates Non-U.S.	22,253	0.07	95,487	-	3,632
Metals	74,250	0.24	74,250	-	3,386

Total	$580,848	1.85%

* Annual average of daily Values at Risk.

As of March 31, 2020, ADG Master’s total capitalization was $30,964,749 and the Partnership owned approximately 39.9% of ADG Master. As of March 31, 2020, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

March 31, 2020

			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,384,038	4.47%	$1,981,928	$866,260	$1,444,412
Indices	4,069,035	13.14	4,207,133	2,478,934	3,484,341
Interest Rates U.S.	146,520	0.47	215,366	814	148,029
Interest Rates Non-U.S.	657,705	2.12	2,177,641	628,764	1,632,204

Total	$6,257,298	20.20%

*	Average of daily Values at Risk.

As of December 31, 2019, ADG Master’s total capitalization was $43,900,450 and the Partnership owned approximately 34.1% of ADG Master. As of December 31, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019*
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Currencies	$1,149,631	2.62%	$1,178,519	$572,375	$926,479
Indices	2,862,976	6.52	4,251,649	463,544	2,857,687
Interest Rates U.S.	158,061	0.36	158,061	3,003	58,651
Interest Rates Non-U.S.	1,641,537	3.74	6,000,000	985,559	1,551,018

Total	$5,812,205	13.24%

*	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.
**	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were no additional subscriptions of Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Units are used in the trading of Futures Interests.

The following chart sets forth the purchases of limited partner Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	Class Z (a) Total Number of Units Purchased *	Class Z (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	162,496.946	$8.21	594.495	$9.94	N/A	N/A
February 1, 2020 - February 29, 2020	152,759.713	$8.22	3,344.163	$9.97	N/A	N/A
March 1, 2020 - March 31, 2020	86,188.487	$8.63	N/A	N/A	N/A	N/A
	401,445.146	$8.30	3,938.658	$9.97

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

Item 6. Exhibits.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Document.

101.PRE*	XBRL Taxonomy Extension Presentation Document.

101.DEF*	XBRL Taxonomy Extension Definition Document.

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL GLOBAL L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.