Form 10-Q
period 2020-06-30
CERES TACTICAL GLOBAL L.P.
filed 2020-08-11
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes        No X

As of July 31, 2020, 3,010,476.585 Limited Partnership Class A Units were outstanding and 4,681.754 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Global L.P.

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019

Assets:
Investment in ADG Master(1) , at fair value	$8,261,187	$14,991,927
Redemptions receivable from ADG Master	20,907	46,358
Equity in trading account:
Unrestricted cash	15,471,560	16,773,307
Restricted cash	763,469	602,161
Net unrealized appreciation on open futures contracts	204,130	-
Options purchased, at fair value (premiums paid $0 and $9,075 at June 30, 2020 and December 31, 2019, respectively)	-	21,313

Total equity in trading account	16,439,159	17,396,781

Expense reimbursement	24,992	14,346
Interest receivable	1,663	22,037

Total assets	$24,747,908	$32,471,449

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$93,481
Accrued expenses:
General Partner fees	15,798	20,201
Management fees	16,320	22,313
Professional fees	95,974	107,776
Redemptions payable to Limited Partners	148,143	787,173

Total liabilities	276,235	1,030,944

Partners’ Capital:
General Partner, Class Z, 37,254.248 Units outstanding at June 30, 2020 and December 31, 2019	358,614	377,559
Limited Partners, Class A, 3,052,778.098 and 3,694,466.834 Units outstanding at June 30, 2020 and December 31, 2019, respectively	24,067,987	30,975,585
Limited Partners, Class Z, 4,681.754 and 8,620.412 Units outstanding at June 30, 2020 and December 31, 2019, respectively	45,072	87,361

Total partners’ capital (net asset value)	24,471,673	31,440,505

Total liabilities and partners’ capital	$24,747,908	$32,471,449

Net asset value per Unit:
Class A	$7.88	$8.38

Class Z	$9.63	$10.13

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	93	$(39,104)	(0.16)%
Metals	17	81,739	0.33

Total futures contracts purchased		42,635	0.17

Futures Contracts Sold
Currencies	123	161,495	0.66

Total futures contracts sold		161,495	0.66

Net unrealized appreciation on open futures contracts		$204,130	0.83%

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

Ceres Tactical Global L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$4,105	$75,460	$51,088	$139,753
Interest income allocated from the Fund(s)(1)	1,962	106,237	33,988	241,333

Total investment income	6,067	181,697	85,076	381,086

Expenses:
Expenses allocated from the Fund(s)	11,503	73,072	27,034	151,926
Clearing fees related to direct investments	45,878	27,736	87,191	42,342
Ongoing placement agent fees	132,436	178,839	278,698	369,621
General Partner fees	50,461	68,076	106,143	140,837
Management fees	53,282	80,847	114,459	181,522
Incentive fees	-	(55,682)	135,400	116,820
Professional fees	50,499	78,490	106,271	152,889

Total expenses	344,059	451,378	855,196	1,155,957
Expenses reimbursed by the General Partner	(52,363)	(102,354)	(102,688)	(188,066)

Net expenses	291,696	349,024	752,508	967,891

Net investment loss	(285,629)	(167,327)	(667,432)	(586,805)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	(949,217)	156,078	731,822	(51,715)
Net realized gains (losses) on closed contracts allocated from the Fund(s)	(944,622)	(222,044)	(1,921,297)	(568,167)
Net change in unrealized gains (losses) on open contracts	(22,687)	(95,459)	289,288	(35,394)
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	(219,285)	(40,757)	(61,380)	632,923

Total trading results	(2,135,811)	(202,182)	(961,567)	(22,353)

Net income (loss)	$(2,421,440)	$(369,509)	$(1,628,999)	$(609,158)

Net income (loss) per Unit*:
Class A	$(0.75)	$(0.09)	$(0.50)	$(0.15)

Class Z	$(0.85)	$(0.05)	$(0.50)	$(0.07)

Weighted average number of Units outstanding:
Class A	3,173,593.162	4,141,647.199	3,354,404.397	4,255,154.573

Class Z	41,936.002	52,361.474	43,149.806	57,502.169

*	Represents the change in net asset value per Unit during the period.
(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$5,085,280	583,751.985	$72,542	7,027.337	$5,157,822	590,779.322
Subscriptions - General Partner	-	-	411,459	39,870.113	411,459	39,870.113
Subscriptions - Limited Partners	33,753,729	3,875,284.653	176,590	17,111.399	33,930,319	3,892,396.052
- General Partner	-	-	(100,000)	(9,643.202)	(100,000)	(9,643.202)
Redemptions - Limited Partners	(4,013,087)	(463,348.367)	(75,258)	(7,254.614)	(4,088,345)	(470,602.981)
Net income (loss)	(606,648)	-	(2,510)	-	(609,158)	-

Partners’ Capital, June 30, 2019	$34,219,274	3,995,688.271	$482,823	47,111.033	$34,702,097	4,042,799.304

Partners’ Capital, March 31, 2019	$36,560,860	4,225,006.433	$617,340	59,910.896	$37,178,200	4,284,917.329
Redemptions - General Partner	-	-	(100,000)	(9,643.202)	(100,000)	(9,643.202)
Redemptions - Limited Partners	(1,974,037)	(229,318.162)	(32,557)	(3,156.661)	(2,006,594)	(232,474.823)
Net income (loss)	(367,549)	-	(1,960)	-	(369,509)	-

Partners’ Capital, June 30, 2019	$34,219,274	3,995,688.271	$482,823	47,111.033	$34,702,097	4,042,799.304

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$30,975,585	3,694,466.834	$464,920	45,874.660	$31,440,505	3,740,341.494
Redemptions - Limited Partners	(5,300,583)	(641,688.736)	(39,250)	(3,938.658)	(5,339,833)	(645,627.394)
Net income (loss)	(1,607,015)	-	(21,984)	-	(1,628,999)	-

Partners’ Capital, June 30, 2020	$24,067,987	3,052,778.098	$403,686	41,936.002	$24,471,673	3,094,714.100

Partners’ Capital, March 31, 2020	$28,420,445	3,293,021.688	$439,659	41,936.002	$28,860,104	3,334,957.690
Redemptions - Limited Partners	(1,966,991)	(240,243.590)	-	-	(1,966,991)	(240,243.590)
Net income (loss)	(2,385,467)	-	(35,973)	-	(2,421,440)	-

Partners’ Capital, June 30, 2020	$24,067,987	3,052,778.098	$403,686	41,936.002	$24,471,673	3,094,714.100

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

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward or swap contract counterparty for certain Funds.

Units of limited partnership interest (“Unit(s)”) of the Partnership were offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee. As of June 30, 2020, Class A Units were subject to a monthly ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of adjusted beginning net assets of Class A. The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units were offered to limited partners who received advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and may have also been offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members).

As of June 30, 2020, all trading decisions were made for the Partnership by P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and ADG Capital Management LLP (“ADG”) (each, a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master Fund L.P. (“SECOR Master”). Effective April 3, 2019, the General Partner terminated AE Capital PTY Limited (“AE Capital”) as a commodity trading advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in CMF AE Capital Master Fund LLC (“AE Capital Master”). On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”), which was invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, SECOR, AE Capital and Willowbridge. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investments in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and all the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $763,469 and $602,161, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(57,571) (proceeds of $60,609) and $(86,859) (proceeds of $85,982) as of June 30, 2020 and December 31, 2019, respectively.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2020		2019			2020		2019
	Class A	Class Z	Class A	Class Z		Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(0.66)	$(0.79)	$(0.05)	$(0.05)		$(0.30)	$(0.36)	$(0.01)	$(0.00)	****
Net investment loss	(0.09)	(0.06)	(0.04)	(0.00)	****	(0.20)	(0.14)	(0.14)	(0.07)

Net increase (decrease) for the period	(0.75)	(0.85)	(0.09)	(0.05)		(0.50)	(0.50)	(0.15)	(0.07)
Net asset value per Unit, beginning of period	8.63	10.48	8.65	10.30		8.38	10.13	8.71	10.32

Net asset value per Unit, end of period	$7.88	$9.63	$8.56	$10.25		$7.88	$9.63	$8.56	$10.25

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.4)%	(2.3)%	(2.4)%	(0.4)%	(4.4)%	(2.1)%	(2.9)%	(1.1)%

Operating expenses	5.3%	3.2%	5.7%	3.8%	5.2%	3.3%	5.7%	3.7%
Expenses borne by the General Partner	(0.8)%	(0.8)%	(1.1)%	(1.2)%	(0.7)%	(0.8)%	(1.0)%	(1.0)%
Incentive fees	-%	-%	(0.2)%	(0.1)%	0.5%	0.4%	0.3%	0.5%

Total expenses	4.5%	2.4%	4.4%	2.5%	5.0%	2.9%	5.0%	3.2%

Total return:
Total return before incentive fees	(8.7)%	(8.1)%	(1.2)%	(0.6)%	(5.5)%	(4.5)%	(1.4)%	(0.3)%
Incentive fees	-%	-%	0.2%	0.1%	(0.5)%	(0.4)%	(0.3)%	(0.4)%

Total return after incentive fees	(8.7)%	(8.1)%	(1.0)%	(0.5)%	(6.0)%	(4.9)%	(1.7)%	(0.7)%

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 was 247 and 183, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 was 220 and 154, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 was 44 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 was 31 and 6, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
June 30, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$244,635	$(40,505)	$204,130	$-	$-	$204,130

Total assets	$244,635	$(40,505)	$204,130	$-	$-	$204,130

Liabilities
Futures	$(40,505)	$40,505	$-	$-	$-	$-

Total liabilities	$(40,505)	$40,505	$-	$-	$-	$-

Net fair value						$204,130	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$79,901	$(79,901)	$-	$-	$-	$-

Total assets	$79,901	$(79,901)	$-	$-	$-	$-

Liabilities
Futures	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Total liabilities	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Net fair value						$-	*

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
Assets
Futures Contracts
Currencies	$162,800
Metals	81,835

Total unrealized appreciation on open futures contracts	244,635

Liabilities
Futures Contracts
Currencies	(40,409)
Metals	(96)

Total unrealized depreciation on open futures contracts	(40,505)

Net unrealized appreciation on open futures contracts	$204,130	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

	December 31, 2019
Assets
Futures Contracts
Currencies	$50,155
Interest Rates Non-U.S.	269
Metals	29,477

Total unrealized appreciation on open futures contracts	79,901

Liabilities
Futures Contracts
Currencies	(169,108)
Interest Rates U.S.	(2,599)
Metals	(1,675)

Total unrealized depreciation on open futures contracts	(173,382)

Net unrealized depreciation on open futures contracts	$(93,481)	*

Assets
Options Purchased
Currencies	$21,313

Total options purchased	$21,313	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2020		2019		2020		2019
Currencies	$(901,361)		$61,534		$599,538		$11,400
Energy	(4,799)		13,189		(2,177)		14,305
Indices	(193,372)		284		(126,851)		(59,144)
Interest Rates U.S.	(24,003)		(21,696)		(26,209)		(51,060)
Interest Rates Non-U.S.	948		(1,411)		(12,523)		(1,808)
Metals	150,683		8,719		589,332		(802)

Total	$(971,904)	***	$60,619	***	$1,021,110	***	$(87,109)	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$244,635	$244,635	$-	$-

Total assets	$244,635	$244,635	$-	$-

Liabilities
Futures	$40,505	$40,505	$-	$-

Total liabilities	$40,505	$40,505	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$79,901	$79,901	$-	$-
Options purchased	21,313	21,313	-	-

Total assets	$101,214	$101,214	$-	$-

Liabilities
Futures	$173,382	$173,382	$-	$-

Total liabilities	$173,382	$173,382	$-	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2020.

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

At June 30, 2020, the Partnership owned approximately 43.3% of ADG Master. At December 31, 2019, the Partnership owned approximately 34.1% of ADG Master. It is the Partnership’s intention to continue to invest in ADG Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of ADG Master is shown in the following tables:

	June 30, 2020
	Total Assets	Total Liabilities	Total Capital
ADG Master	$19,996,728	$930,507	$19,066,221

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2020
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
ADG Master	$(23,060)	$(2,839,669)	$(2,862,729)

	For the six months ended June 30, 2020
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
ADG Master	$20,428	$(5,046,774)	$(5,026,346)

	For the three months ended June 30, 2019
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
AE Capital Master (a)	$(14,754)	$4,772	$(9,982)
SECOR Master	(37,085)	(606,850)	(643,935)
ADG Master	143,731	(528,384)	(384,653)

	For the six months ended June 30, 2019
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
AE Capital Master (b)	$71,739	$(890,810)	$(819,071)
SECOR Master	(84,266)	2,719,987	2,635,721
Willowbridge Master (c)	220,431	(759,939)	(539,508)
ADG Master (d)	211,875	(778,093)	(566,218)

(a)	From April 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.
(b)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.
(c)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.
(d)	From February 1, 2019, commencement of operations for ADG Master, through June 30, 2019.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2020		For the three months ended June 30, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master	33.76%	$8,261,187	$(1,161,945)	$4,493	$7,010	$(1,173,448)	Commodity Portfolio	Monthly

Total		$8,261,187	$(1,161,945)	$4,493	$7,010	$(1,173,448)

	June 30, 2020		For the six months ended June 30, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Fund	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master	33.76%	$8,261,187	$(1,948,689)	$13,382	$13,652	$(1,975,723)	Commodity Portfolio	Monthly

Total		$8,261,187	$(1,948,689)	$13,382	$13,652	$(1,975,723)

	December 31, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
AE Capital Master (a)	-%	$-	$9,503	$6,456	$5,283	$(2,236)	Commodity Portfolio	Monthly
SECOR Master	-%	-	(58,741)	47,779	3,715	(110,235)	Commodity Portfolio	Monthly
ADG Master	47.68%	14,991,927	(107,326)	3,995	5,844	(117,165)	Commodity Portfolio	Monthly

Total		$14,991,927	$(156,564)	$58,230	$14,842	$(229,636)

	December 31, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
AE Capital Master (b)	-%	$-	$(146,512)	$9,592	$8,603	$ (164,707)	Commodity Portfolio	Monthly
SECOR Master	-%	-	665,225	96,606	7,205	561,414	Commodity Portfolio	Monthly
Willowbridge Master (c)	-%	-	(45,751)	9,757	589	(56,097)	Commodity Portfolio	Monthly
ADG Master (d)	47.68%	14,991,927	(166,873)	8,970	10,604	(186,447)	Commodity Portfolio	Monthly

Total		$14,991,927	$306,089	$124,925	$27,001	$154,163

(a)	From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.
(b)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.
(c)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.
(d)	From February 1, 2019, the date the Partnership invested into ADG Master, through June 30, 2019.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instruments:

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 1, 2020, the ongoing placement agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A unit holders from an annual rate of 2.00% to an annual rate of 1.00% of the adjusted net assets of Class A Units (computed monthly by multiplying the adjusted net assets of the Class A Units by 1.00% and dividing the result thereof by 12).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in ADG Master, (ii) redemptions receivable from ADG Master, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

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

For the six months ended June 30, 2020, the Partnership’s capital decreased 22.2% from $31,440,505 to $24,471,673. This decrease was attributable to redemptions of 641,688.736 Class A limited partner Units totaling $5,300,583, redemptions of 3,938.658 Class Z limited partner Units totaling $39,250 and a net loss of $1,628,999. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2020, the Partnership’s net asset value per Class A Unit decreased 8.7% from $8.63 to $7.88 as compared to a decrease of 1.0% during the second quarter of 2019. During the Partnership’s second quarter of 2020, the Partnership’s net asset value per Class Z Unit decreased 8.1% from $10.48 to $9.63 as compared to a decrease of 0.5% during the second quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2020 of $2,135,811. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, indices and U.S. and non-U.S. interest rates and were partially offset by gains in metals. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2019 of $202,182. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, livestock, metals and softs and were partially offset by gains in currencies, indices and U.S. and non-U.S. interest rates.

The most notable losses were recorded within the currency sector throughout the quarter from short positions in the New Zealand, Australian, and Canadian dollars as the value of these “commodity currencies” advanced on a rise in commodity prices. Within the global stock index sector, losses were incurred during April and June from short positions in U.S. equity index futures as stock prices rallied amid signs of easing global quarantine conditions. Within the global interest rate sector, losses were incurred throughout the quarter from short positions in Canadian and British bond futures as prices moved higher, reflecting the precarious nature of the economic recovery and escalating Chinese-U.S. trade tensions. A portion of the Partnership’s losses for the quarter was offset by gains experienced within the metals sector during April, May, and June from long positions in gold futures as prices for precious metals advanced as investors sought safe-haven investments during the spread of the COVID-19 coronavirus.

During the Partnership’s six months ended June 30, 2020, the Partnership’s net asset value per Class A Unit decreased 6.0% from $8.38 to $7.88 as compared to a decrease of 1.7% in the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the Partnership’s net asset value per Class Z Unit decreased 4.9% from $10.13 to $9.63 as compared to a decrease of 0.7% in the six months ended June 30, 2019. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2020 of $961,567. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy and U.S. and non-U.S. interest rates and were partially offset by gains in currencies, indices and metals. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2019 of $22,353. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, indices and non-U.S. interest rates.

The most significant losses were recorded January within the global fixed income sector from short positions in Australian fixed income futures amid investor concerns widespread forest fires blanketing Australia would damage economic output. Additional losses were incurred during March from short positions in global bond futures as investors sought out safe-haven investments, pushing prices higher. A portion of the Partnership’s losses for the first six months of the year was offset by trading gains within the metals sector during February from short positions in gold futures as prices declined as investors reportedly sold contracts to cover margin calls as equity markets tumbled. Additional gains were experienced during April, May, and June from long positions in gold futures as prices for precious metals advanced as investors sought safe-haven investments during the spread of the COVID-19 coronavirus. Within the global stock index sector, gains were experienced during March from short positions in U.S. equity index and long volatility index futures as equity prices fell at historic rates early in the month amid investor panic, as the COVID-19 coronavirus became a global pandemic. Within the currency sector, gains were experienced throughout the first quarter from short positions in the New Zealand dollar versus the U.S. dollar as the value of the commodity-linked currency declined. Additional gains were experienced from long positions in the Japanese yen and short positions in the euro versus the U.S. dollar.

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

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and six months ended June 30, 2020 decreased by $175,630 and $296,010, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was due to lower average equity, as well as lower 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s accounts and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2020 increased by $18,142 and $44,849, respectively, as compared to the corresponding periods in 2019. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Units on the first day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and six months ended June 30, 2020 decreased by $46,403 and $90,923, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to lower average net assets attributable to Class A Units during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2020 decreased by $17,615 and $34,694, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to lower average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $27,565 and $67,063, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to lower average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the quarter or half year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Prior to SECOR’s termination on June 30, 2019, incentive fees were payable to SECOR at the end of the calendar year. Trading performance for the three and six months ended June 30, 2020 resulted in incentive fees of $0 and $135,400, respectively. Trading performance for the three months ended June 30, 2019 resulted in a reversal of incentive fees of $55,682. Trading performance for the six months ended June 30, 2019 resulted in incentive fees of $116,820. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2020 and March 31, 2020, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Trading Advisor	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)	March 31, 2020	March 31, 2020 (percentage of Partners’ Capital)
Greenwave	$10,303,351	42%	$11,988,034	41%
P/E Global	$5,945,683	24%	$4,552,010	16%
ADG	$8,222,639	34%	$12,320,060	43%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the Partnership’s total capitalization was $24,471,673.

June 30, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,093,236	4.47%
Indices	1,063,377	4.35
Interest Rates U.S.	32,510	0.13
Interest Rates Non-U.S.	692,162	2.83
Metals	152,438	0.62

Total	$3,033,723	12.40%

As of December 31, 2019, the Partnership’s total capitalization was $31,440,505.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$855,579	2.72%
Indices	976,275	3.10
Interest Rates U.S.	74,689	0.24
Interest Rates Non-U.S.	582,017	1.85
Metals	74,250	0.24

Total	$2,562,810	8.15%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in ADG Master by market category as of June 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended June 30, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$611,031	2.50%	$1,028,716	$307,974	$604,961
Metals	152,438	0.62	161,458	26,637	94,218

Total	$763,469	3.12%

* Average of daily Values at Risk.

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$463,555	1.47%	$1,058,648	$118,195	$441,915
Interest Rates U.S.	20,790	0.07	42,075	-	1,804
Interest Rates Non-U.S.	22,253	0.07	95,487	-	3,632
Metals	74,250	0.24	74,250	-	3,386

Total	$580,848	1.85%

* Annual average of daily Values at Risk.

As of June 30, 2020, ADG Master’s total capitalization was $19,066,221 and the Partnership owned approximately 43.3% of ADG Master. As of June 30, 2020, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,113,637	5.84%	$1,537,760	$1,083,550	$1,271,562
Indices	2,455,836	12.88	4,960,896	2,413,393	3,463,876
Interest Rates U.S.	75,081	0.39	378,400	1,089	180,136
Interest Rates Non-U.S.	1,598,526	8.38	1,598,526	521,785	914,592

Total	$5,243,080	27.49%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (“Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were no additional subscriptions of Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Units are used in the trading of Futures Interests.

The following chart sets forth the purchases of limited partner Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	136,841.833	$8.29	N/A	N/A
May 1, 2020 - May 31, 2020	84,601.911	$8.09	N/A	N/A
June 1, 2020 - June 30, 2020	18,799.846	$7.88	N/A	N/A
	240,243.590	$8.19

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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
Date: August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)
Date: August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.