Form 10-Q
period 2020-09-30
CERES TACTICAL GLOBAL L.P.
filed 2020-11-12
CIK 1097396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes       No X

As of October 31, 2020, 2,831,215.457 Limited Partnership Class A Units were outstanding and 4,681.754 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Global L.P.

Statements of Financial Condition

	September 30, 2020	December 31, 2020
	(Unaudited)
Assets:
Investment in ADG Master(1) , at fair value	$7,862,133	$14,991,927
Redemptions receivable from ADG Master	25,496	46,358
Equity in trading account:
Unrestricted cash	14,774,815	16,773,307
Restricted cash	486,560	602,161
Net unrealized appreciation on open futures contracts	131,500	-
Options purchased, at fair value (premiums paid $0 and $9,075 at September 30, 2020 and December 31, 2019, respectively)	-	21,313

Total equity in trading account	15,392,875	17,396,781

Expense reimbursement	27,688	14,346
Interest receivable	1,055	22,037

Total assets	$23,309,247	$32,471,449

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$93,481
Accrued expenses:
General Partner fees	14,489	20,201
Management fees	15,229	22,313
Professional fees	114,868	107,776
Redemptions payable to Limited Partners	189,799	787,173

Total liabilities	334,385	1,030,944

Partners’ Capital:
General Partner, Class Z, 37,254.248 Units outstanding at September 30, 2020 and December 31, 2019	357,938	377,559
Limited Partners, Class A, 2,875,674.998 and 3,694,466.834 Units outstanding at September 30, 2020 and December 31, 2019, respectively	22,571,937	30,975,585
Limited Partners, Class Z, 4,681.754 and 8,620.412 Units outstanding at September 30, 2020 and December 31, 2019, respectively	44,987	87,361

Total partners’ capital (net asset value)	22,974,862	31,440,505

Total liabilities and partners’ capital	$23,309,247	$32,471,449

Net asset value per Unit:
Class A	$7.85	$8.38

Class Z	$9.61	$10.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	41	$4,292	0.02%
Metals	9	(3,680)	(0.02)

Total futures contracts purchased		612	0.00 *

Futures Contracts Sold
Currencies	132	130,888	0.57

Total futures contracts sold		130,888	0.57

Net unrealized appreciation on open futures contracts		$131,500	0.57%

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

Ceres Tactical Global L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$3,622	$97,024	$54,710	$236,777
Interest income allocated from the Fund(s)(1)	1,394	66,581	35,382	307,914

Total investment income	5,016	163,605	90,092	544,691

Expenses:
Expenses allocated from the Fund(s)	11,242	13,436	38,276	165,362
Clearing fees related to direct investments	43,636	34,660	130,827	77,002
Ongoing placement agent fees	59,033	169,642	337,731	539,263
General Partner fees	45,034	64,525	151,177	205,362
Management fees	46,731	71,068	161,190	252,590
Incentive fees	-	86,335	135,400	203,155
Professional fees	64,185	78,955	170,456	231,844

Total expenses	269,861	518,621	1,125,057	1,674,578
Expenses reimbursed by the General Partner	(68,024)	(53,924)	(170,712)	(241,990)

Net expenses	201,837	464,697	954,345	1,432,588

Net investment loss	(196,821)	(301,092)	(864,253)	(887,897)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Fund(s):
Net realized gains (losses) on closed contracts	144,985	25,281	876,807	(26,434)
Net realized gains (losses) on closed contracts allocated from the Fund(s)	114,057	(210,191)	(1,807,240)	(778,358)
Net change in unrealized gains (losses) on open contracts	(78,655)	234,291	210,633	198,897
Net change in unrealized gains (losses) on open contracts allocated from the Fund(s)	(83,935)	398,288	(145,315)	1,031,211

Total trading results	96,452	447,669	(865,115)	425,316

Net income (loss)	$(100,369)	$146,577	$(1,729,368)	$(462,581)

Net income (loss) per Unit*:
Class A	$(0.03)	$0.04	$(0.53)	$(0.11)

Class Z	$(0.02)	$0.09	$(0.52)	$0.02

Weighted average number of Units outstanding:
Class A	2,987,702.638	3,952,643.816	3,232,170.478	4,154,317.654

Class Z	41,936.002	47,111.033	42,745.204	54,038.457

*    Represents the change in net asset value per Unit during the period.

(1)    Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Global L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital, December 31, 2018	$5,085,280	583,751.985	$72,542	7,027.337	$5,157,822	590,779.322

Subscriptions - General Partner	-	-	411,459	39,870.113	411,459	39,870.113

Subscriptions - Limited Partners	33,753,729	3,875,284.653	176,590	17,111.399	33,930,319	3,892,396.052

Redemptions - General Partner	-	-	(100,000)	(9,643.202)	(100,000)	(9,643.202)

Redemptions - Limited Partners	(4,945,416)	(571,819.538)	(75,258)	(7,254.614)	(5,020,674)	(579,074.152)

Net income (loss)	(464,510)	-	1,929	-	(462,581)	-

Partners’ Capital, September 30, 2019	$33,429,083	3,887,217.100	$487,262	47,111.033	$33,916,345	3,934,328.133

Partners’ Capital, June 30, 2019	$34,219,274	3,995,688.271	$482,823	47,111.033	$34,702,097	4,042,799.304

Redemptions - Limited Partners	(932,329)	(108,471.171)	-	-	(932,329)	(108,471.171)

Net income (loss)	142,138	-	4,439	-	146,577	-

Partners’ Capital, September 30, 2019	$33,429,083	3,887,217.100	$487,262	47,111.033	$33,916,345	3,934,328.133

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital, December 31, 2019	$30,975,585	3,694,466.834	$464,920	45,874.660	$31,440,505	3,740,341.494

Redemptions - Limited Partners	(6,697,025)	(818,791.836)	(39,250)	(3,938.658)	(6,736,275)	(822,730.494)

Net income (loss)	(1,706,623)	-	(22,745)	-	(1,729,368)	-

Partners’ Capital, September 30, 2020	$22,571,937	2,875,674.998	$402,925	41,936.002	$22,974,862	2,917,611.000

Partners’ Capital, June 30, 2020	$24,067,987	3,052,778.098	$403,686	41,936.002	$24,471,673	3,094,714.100

Redemptions - Limited Partners	(1,396,442)	(177,103.100)	-	-	(1,396,442)	(177,103.100)

Net income (loss)	(99,608)	-	(761)	-	(100,369)	-

Partners’ Capital, September 30, 2020	$22,571,937	2,875,674.998	$402,925	41,936.002	$22,974,862	2,917,611.000

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

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s and the Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward or swap contract counterparty for certain Funds.

Units of limited partnership interest (“Unit(s)”) of the Partnership were offered in two classes (each, a “Class” or collectively, the “Classes”): Class A Units and Class Z Units. Class A Units and Class Z Units are identical, except that Class Z Units are not subject to the monthly ongoing placement agent fee. Effective July 1, 2020, Class A Units are subject to a monthly ongoing placement agent fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the adjusted net assets of Class A Units (computed monthly by multiplying the adjusted net assets of the Class A Units by 1.0% and dividing the result thereof by 12). Prior to July 1, 2020, Class A Units were subject to a monthly ongoing placement agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of adjusted net assets of Class A. The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class Z Units were offered to limited partners who received advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and may have also been offered to certain employees of Morgan Stanley and/or its subsidiaries (and their family members).

As of September 30, 2020, all trading decisions were made for the Partnership by P/E Global LLC (“P/E Global”), Greenwave Capital Management LLC (“Greenwave”) and ADG Capital Management LLP (“ADG”) (each, a “Trading Advisor” and collectively, the “Trading Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. On June 30, 2019, the Partnership fully redeemed its investment in SECOR Master Fund L.P. (“SECOR Master”). Effective April 3, 2019, the General Partner terminated AE Capital PTY Limited (“AE Capital”) as a commodity trading advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in CMF AE Capital Master Fund LLC (“AE Capital Master”). On January 1, 2019, the Partnership allocated a portion of its assets to Willowbridge Associates Inc. (“Willowbridge”), which was invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). Effective January 31, 2019, Willowbridge ceased to act as a commodity trading advisor to the Partnership. On January 31, 2019, the Partnership fully redeemed its investment in Willowbridge Master. References herein to a “Trading Advisor” or the “Trading Advisors” may also include, as relevant, SECOR, AE Capital and Willowbridge. Each Trading Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each Trading Advisor either directly, through individually managed accounts in the Partnership’s name, or indirectly, through its investments in the Funds. The Trading Advisors are not affiliated with one another, the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

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

The Partnership and CMF ADG Master Fund LLC (“ADG Master” or the “Fund”) have entered into futures brokerage account agreements with MS&Co. Prior to their respective terminations, each of SECOR Master, AE Capital Master and Willowbridge Master had entered into futures brokerage account agreements and foreign exchange prime brokerage agreements with MS&Co. References herein to “Funds” may also include, as relevant, SECOR Master, AE Capital Master and Willowbridge Master. Pursuant to these agreements, the Partnership, directly or indirectly through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

2.      Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and all the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $486,560 and $602,161, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $(139,398) (proceeds of $136,411) and $(86,859) (proceeds of $85,982) as of September 30, 2020 and December 31, 2019, respectively.

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$0.04	$0.04	$0.12	$0.13	$(0.27)	$(0.33)	$0.10	$0.13
Net investment loss	(0.07)	(0.06)	(0.08)	(0.04)	(0.26)	(0.19)	(0.21)	(0.11)

Net increase (decrease) for the period	(0.03)	(0.02)	0.04	0.09	(0.53)	(0.52)	(0.11)	0.02
Net asset value per Unit, beginning of period	7.88	9.63	8.56	10.25	8.38	10.13	8.71	10.32

Net asset value per Unit, end of period	$7.85	$9.61	$8.60	$10.34	$7.85	$9.61	$8.60	$10.34

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.4)%	(2.3)%	(2.8)%	(0.7)%	(4.2)%	(2.2)%	(3.1)%	(1.3)%

Operating expenses	4.5%	3.5%	5.0%	3.0%	5.0%	3.3%	5.5%	3.5%
Expenses reimbursed by the General Partner	(1.1)%	(1.1)%	(0.6)%	(0.6)%	(0.9)%	(0.9)%	(0.9)%	(0.9)%
Incentive fees	-%	-%	0.3%	0.2%	0.5%	0.4%	0.6%	0.7%

Total expenses	3.4%	2.4%	4.7%	2.6%	4.6%	2.8%	5.2%	3.3%

Total return:
Total return before incentive fees	(0.4)%	(0.2)%	0.7%	1.2%	(5.8)%	(4.7)%	(0.7)%	1.0%
Incentive fees	-%	-%	(0.2)%	(0.3)%	(0.5)%	(0.4)%	(0.6)%	(0.8)%

Total return after incentive fees	(0.4)%	(0.2)%	0.5%	0.9%	(6.3)%	(5.1)%	(1.3)%	0.2%

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

All of the Futures Interests owned directly by the Partnership are held for trading purposes. All of the Futures Interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 was 192 and 227, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 was 211 and 178, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 was 17 and 54, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 was 26 and 22, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$154,809	$(23,309)	$131,500	$-	$-	$131,500

Total assets	$154,809	$(23,309)	$131,500	$-	$-	$131,500

Liabilities
Futures	$(23,309)	$23,309	$-	$-	$-	$-

Total liabilities	$(23,309)	$23,309	$-	$-	$-	$-

Net fair value						$131,500	*

December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$79,901	$(79,901)	$-	$-	$-	$-

Total assets	$79,901	$(79,901)	$-	$-	$-	$-

Liabilities
Futures	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Total liabilities	$(173,382)	$79,901	$(93,481)	$-	$93,481	$-

Net fair value						$-	*

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

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020
Assets
Futures Contracts
Currencies	$141,531
Metals	13,278

Total unrealized appreciation on open futures contracts	154,809

Liabilities
Futures Contracts
Currencies	(6,351)
Metals	(16,958)

Total unrealized depreciation on open futures contracts	(23,309)

Net unrealized appreciation on open futures contracts	$131,500 *

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

December 31, 2019
Assets
Futures Contracts
Currencies	$50,155
Interest Rates Non-U.S.	269
Metals	29,477

Total unrealized appreciation on open futures contracts	79,901

Liabilities
Futures Contracts
Currencies	(169,108)
Interest Rates U.S.	(2,599)
Metals	(1,675)

Total unrealized depreciation on open futures contracts	(173,382)

Net unrealized depreciation on open futures contracts	$(93,481)*

Assets
Options Purchased
Currencies	$21,313

Total options purchased	$21,313 **

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2020	2019	2020	2019
Currencies	$(85,315)	$433,271	$514,223	$444,671
Energy	(5,033)	(1,937)	(7,210)	12,368
Indices	3,537	(157,858)	(123,314)	(217,002)
Interest Rates U.S.	3,091	(27,480)	(23,118)	(78,540)
Interest Rates Non-U.S.	2,417	30,755	(10,106)	28,947
Metals	147,633	(17,179)	736,965	(17,981)

Total	$66,330 ***	$259,572 ***	$1,087,440 ***	$172,463 ***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$154,809	$154,809	$-	$-

Total assets	$154,809	$154,809	$-	$-

Liabilities
Futures	$23,309	$23,309	$-	$-

Total liabilities	$23,309	$23,309	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$79,901	$79,901	$-	$-
Options purchased	21,313	21,313	-	-

Total assets	$101,214	$101,214	$-	$-

Liabilities
Futures	$173,382	$173,382	$-	$-

Total liabilities	$173,382	$173,382	$-	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2020.

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

At September 30, 2020, the Partnership owned approximately 42.3% of ADG Master. At December 31, 2019, the Partnership owned approximately 34.1% of ADG Master. It is the Partnership’s intention to continue to invest in ADG Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of ADG Master is shown in the following tables:

	September 30, 2020
	Total Assets	Total Liabilities	Total Capital
ADG Master	$18,975,815	$384,117	$18,591,698

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(23,141)	$61,340	$38,199

	For the nine months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(2,713)	$(4,985,434)	$(4,988,147)

	For the three months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$139,759	$526,901	$666,660

	For the nine months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master (a)	$71,739	$(890,810)	$(819,071)
SECOR Master (b)	(84,266)	2,719,987	2,635,721
Willowbridge Master (c)	220,431	(759,939)	(539,508)
ADG Master (d)	351,634	(251,192)	100,442

(a)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(b)	From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.

(c)	From January 1, 2019 through January 31, 2019, the date Willowbridge Master terminated operations.

(d)	From February 1, 2019, commencement of operations for ADG Master, through September 30, 2019.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2020		For the three months ended September 30, 2020
Fund	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master	34.22%	$7,862,133	$31,516	$3,994	$7,248	$20,274	Commodity Portfolio	Monthly

Total		$7,862,133	$31,516	$3,994	$7,248	$20,274

	September 30, 2020		For the nine months ended September 30, 2020
Fund	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master	34.22%	$7,862,133	$(1,917,173)	$17,376	$20,900	$(1,955,449)	Commodity Portfolio	Monthly

Total		$7,862,133	$(1,917,173)	$17,376	$20,900	$(1,955,449)

	December 31, 2019		For the three months ended September 30, 2019
Fund	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master	47.68%	$14,991,927	$254,678	$6,397	$7,039	$241,242	Commodity Portfolio	Monthly

Total		$14,991,927	$254,678	$6,397	$7,039	$241,242

	December 31, 2019		For the nine months ended September 30, 2019
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
AE Capital Master (a)	-%	$-	$(146,512)	$9,592	$8,603	$(164,707)	Commodity Portfolio	Monthly
SECOR Master (b)	-%	-	665,225	96,606	7,205	561,414	Commodity Portfolio	Monthly
Willowbridge Master (c)	-%	-	(45,751)	9,757	589	(56,097)	Commodity Portfolio	Monthly
ADG Master (d)	47.68%	14,991,927	87,805	15,367	17,643	54,795	Commodity Portfolio	Monthly

Total		$14,991,927	$560,767	$131,322	$34,040	$395,405

(a)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b)	From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(c)	From January 1, 2019 through January 31, 2019, the date the Partnership fully redeemed its investment in Willowbridge Master.

(d)	From February 1, 2019, the date the Partnership invested into ADG Master, through September 30, 2019.

Ceres Tactical Global L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instruments:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in ADG Master, (ii) redemptions receivable from ADG Master, (iii) equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased, at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) expense reimbursement and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, the Partnership’s capital decreased 26.9% from $31,440,505 to $22,974,862. This decrease was attributable to redemptions of 818,791.836 Class A limited partner Units totaling $6,697,025, redemptions of 3,938.658 Class Z limited partner Units totaling $39,250 and a net loss of $1,729,368. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the Partnership’s net asset value per Class A Unit decreased 0.4% from $7.88 to $7.85 as compared to an increase of 0.5% during the third quarter of 2019. During the Partnership’s third quarter of 2020, the Partnership’s net asset value per Class Z Unit decreased 0.2% from $9.63 to $9.61 as compared to an increase of 0.9% during the third quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $96,452. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, non-U.S. interest rates and metals and were partially offset by losses in energy, indices and U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $447,669. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies and were partially offset by losses in U.S. and non-U.S. interest rates, indices and metals.

The most notable losses were recorded within the global stock index sector throughout the quarter from short positions in U.S., European, and Asian equity index futures as prices advanced amid optimism the coronavirus pandemic may come under control. The Partnership’s losses for the quarter were offset by gains recorded within the metals sector primarily during July from long positions in gold futures as precious metals prices neared record highs. Smaller gains were recorded within the global interest rate sector primarily during August from short positions in U.S. and European fixed income futures as prices declined amid speculation the global economic recovery was looking broader and more robust.

During the Partnership’s nine months ended September 30, 2020, the Partnership’s net asset value per Class A Unit decreased 6.3% from $8.38 to $7.85 as compared to a decrease of 1.3% in the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the Partnership’s net asset value per Class Z Unit decreased 5.1% from $10.13 to $9.61 as compared to an increase of 0.2% in the nine months ended September 30, 2019. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2020 of $865,115. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, indices and U.S. and non-U.S. interest rates and were partially offset by gains in currencies and metals. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $425,316. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, non-U.S. interest rates and indices and were partially offset by losses in grains, U.S. interest rates, livestock, metals and softs.

The most significant losses were recorded during January within the global fixed income sector from short positions in Australian fixed income futures amid investor concerns widespread forest fires blanketing Australia would damage economic output. Additional losses were incurred during March from short positions in global bond futures as investors sought out safe-haven investments, pushing prices higher. These losses were mitigated by the aforementioned gains recorded in this sector during the third quarter. Within the global stock index sector, losses were incurred primarily during April from short positions in European and Asian equity index futures as stock prices rallied off the previous month’s lows. Additional losses in this sector were experienced from short positions in U.S., Asian, and European indices during the third quarter. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains within the metals sector during February from short positions in gold futures as investors reportedly sold contracts to cover margin calls as equity markets tumbled, pushing prices lower. Additional gains were recorded during July from long positions in gold futures as precious metals prices neared record highs. Within the currency sector, gains were recorded primarily throughout the first quarter from short positions in the New Zealand dollar versus the U.S. dollar as the value of the commodity-linked currency declined. Additional currency gains were recorded from long positions in the Japanese yen and short positions in the euro versus the U.S. dollar.

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

The Partnership receives monthly interest on 100% of its average daily equity maintained in cash in the Partnership’s accounts at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and nine months ended September 30, 2020 decreased by $158,589 and $454,599, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was due to lower average equity, as well as lower 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s accounts and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Trading Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2020 increased by $8,976 and $53,825, respectively, as compared to the corresponding periods in 2019. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Ongoing placement agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Units on the first day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing placement agent fees for the three and nine months ended September 30, 2020 decreased by $110,609 and $201,532, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to lower average net assets attributable to Class A Units during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing placement agent fee rate from 1/12 of 2.0% to 1/12 of 1.0% for Class A Units effective July 1, 2020.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2020 decreased by $19,491 and $54,185, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to lower average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the beginning of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $24,337 and $91,400, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to lower average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by each Trading Advisor at the end of the quarter or half year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Trading Advisor. Prior to SECOR’s termination on June 30, 2019, incentive fees were payable to SECOR at the end of the calendar year. Trading performance for the three and nine months ended September 30, 2020 resulted in incentive fees of $0 and $135,400, respectively. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $86,335 and $203,155, respectively. To the extent a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until such Trading Advisor recovers any net loss incurred by the Trading Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Trading Advisors, the General Partner considers, among other factors, each Trading Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2020 and June 30, 2020, the Partnership’s assets were allocated among the Trading Advisors in the following approximate percentages:

Trading Advisor	September 30, 2020	September 30, 2020 (percentage of Partners’ Capital)	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)
Greenwave	$10,575,788	46%	$10,303,351	42%
P/E Global	$4,554,587	20%	$5,945,683	24%
ADG	$7,844,487	34%	$8,222,639	34%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the Partnership’s total capitalization was $22,974,862.

September 30, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$880,547	3.83%
Indices	1,071,877	4.66
Interest Rates U.S.	85,355	0.37
Interest Rates Non-U.S.	601,214	2.62
Metals	91,047	0.40

Total	$2,730,040	11.88%

As of December 31, 2019, the Partnership’s total capitalization was $31,440,505.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$855,579	2.72%
Indices	976,275	3.10
Interest Rates U.S.	74,689	0.24
Interest Rates Non-U.S.	582,017	1.85
Metals	74,250	0.24

Total	$2,562,810	8.15%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in ADG Master by market category as of September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2020

			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$395,513	1.72%	$1,169,112	$297,256	$560,157
Metals	91,047	0.40	161,458	9,207	57,940

Total	$486,560	2.12%

*	Average of daily Values at Risk.

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$463,555	1.47%	$1,058,648	$118,195	$441,915
Interest Rates U.S.	20,790	0.07	42,075	-	1,804
Interest Rates Non-U.S.	22,253	0.07	95,487	-	3,632
Metals	74,250	0.24	74,250	-	3,386

Total	$580,848	1.85%

*	Annual average of daily Values at Risk.

As of September 30, 2020, ADG Master’s total capitalization was $18,591,698 and the Partnership owned approximately 42.3% of ADG Master. As of September 30, 2020, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG for trading) was as follows:

September 30, 2020

			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,146,652	6.17%	$1,146,652	$968,853	$1,017,439
Indices	2,533,989	13.63	3,439,453	2,301,266	2,661,285
Interest Rates U.S.	201,786	1.09	201,786	75,081	156,052
Interest Rates Non-U.S.	1,421,309	7.64	1,674,665	1,352,432	1,482,843

Total	$5,303,736	28.53%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on

July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were no additional subscriptions of Units. Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Units are used in the trading of Futures Interests.

The following chart sets forth the purchases of limited partner Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	42,301.513	$7.97	N/A	N/A
August 1, 2020 - August 31, 2020	110,623.354	$7.86	N/A	N/A
September 1, 2020 - September 30, 2020	24,178.233	$7.85	N/A	N/A
	177,103.100	$7.88

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES TACTICAL GLOBAL L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date: November 12, 2020

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director Principal Accounting Officer)

Date: November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.